Form 10-Q
period 2000-09-30
WINDSOR WOODMONT BLACK HAWK RESORT CORP
filed 2000-11-14
CIK 1119040

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 0-31737


                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
             (Exact name of registrant as specified in its charter)

                  Colorado                               75-2740870
         (State of incorporation)           (I.R.S. Employer Identification No.)


               12160 N. Abrams Rd., Suite 516, Dallas, Texas 75243
             (Address of principal executive offices)      (Zip Code)

                                  (214)575-8757
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

--------------------------------------------------------------------------------

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                                    FORM 10-Q
                                      INDEX

Part I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Consolidated Balance Sheets, September 30, 2000 (unaudited) and December 31, 1999                        2
                  Consolidated Statements of Operations for the three months and nine months ended
                      September 30, 2000 and 1999 and for the period from July 17, 1997
                      (date of inception) through September 30, 2000 (unaudited)                                           3

                  Consolidated Statement of Comprehensive Loss for the three months and nine months ended September 30, 2000 and 1999 and for the period from July 17, 1997
                      (date of inception) through September 30, 2000 (unaudited)                                           4

                  Consolidated Statements of Redeemable Preferred Stock and Stockholders'
                      Equity for the nine months ended September 30, 2000 and
                      for the period from July 17, 1997 (date of inception)
                      through September 30, 2000 (unaudited)                                                               5

                  Consolidated Statements of Cash Flows for the nine months
                      ended September 30, 2000 and for the period from July 17,
                      1997 (date of inception) through September 31, 2000 (unaudited)                                      6

                  Notes to Consolidated Financial Statements                                                             7 - 11

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                         12 - 13


Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                                       14

         Item 2.  Changes in Securities and Use of Proceeds                                                               14

         Item 3.  Defaults Upon Senior Securities                                                                         14

         Item 4.  Submission of Matters to a Vote of Security Holders                                                     14

         Item 5.  Other Information                                                                                       14

         Item 6.  Exhibits and Reports on Form 8-K                                                                        14

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30, 2000     December 31, 1999
                                                                            ------------------    ------------------
ASSETS
CURRENT ASSETS:
Cash                                                                        $           78,711    $          147,091
Cash and cash equivalents, restricted                                                   46,326                    --
Short-term investments, restricted                                                  12,953,674                    --
                                                                            ------------------    ------------------
Total current assets                                                                13,078,711               147,091

LAND AND CONSTRUCTION IN PROGRESS
Land and site work                                                                  16,892,590            13,213,634
Construction in progress                                                            21,860,175            15,965,947
                                                                            ------------------    ------------------
Total land and construction in progress                                             38,752,765            29,179,581

OTHER ASSETS:
Cash and cash equivalents, restricted                                               38,884,779                    --
Investments, restricted                                                             24,086,623                    --
Funds held in escrow                                                                   575,820             1,786,990
Deferred financing costs, net of accumulated amortization
    of $707,326 and $0, respectively                                                 6,135,207               266,870
                                                                            ------------------    ------------------

TOTAL ASSETS                                                                $      121,513,905    $       31,380,532
                                                                            ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Construction accounts payable and accrued expenses                          $        2,786,861    $       15,293,234
Accrued interest                                                                     1,168,125             4,312,833
Short term notes payable                                                                     0            16,754,506
                                                                            ------------------    ------------------
Total current liabilities                                                            3,954,986            36,360,573

NON CURRENT LIABILITIES
Notes Payable                                                                      105,879,772                    --
Accrued dividends on preferred stock                                                   285,072                    --
Warrants issued on common stock                                                      3,556,064                    --
                                                                            ------------------    ------------------
Total non current liabilities                                                      109,720,908                    --

REDEEMABLE PREFERRED STOCK
Series A - 11% dividend, $100 redemption value, 29,000 shares outstanding            2,900,000                    --
Series B - 7% dividend, $100 redemption value, 30,000 shares outstanding             1,667,652                    --
                                                                            ------------------    ------------------
Total redeemable preferred stock                                                     4,567,652                    --

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 10,000,000 shares authorized,
    1,000,000 shares outstanding                                                        10,000                    --
Additional paid in capital                                                          12,241,250                 1,000
Deficit accumulated during the development stage                                    (9,101,283)           (4,981,041)
Other comprehensive income                                                             120,392                    --
                                                                            ------------------    ------------------
Total stockholders' equity                                                           3,270,359            (4,980,041)
                                                                            ------------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $      121,513,905    $       31,380,532
                                                                            ==================    ==================



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                For the period from
                                                                                                                      July 17, 1997
                                            For the Three Months Ended          For the Nine Months Ended       (Date of Inception)
                                         --------------------------------------------------------------------               Through
                                         Sept. 30, 2000    Sept. 30, 1999    Sept. 30, 2000    Sept. 30, 1999    September 30, 2000
                                         --------------    --------------    --------------    --------------   -------------------
REVENUE:
Interest income                          $    1,809,117                      $    2,795,144                     $         2,795,144
                                         --------------    --------------    --------------    --------------   -------------------

Total revenue                                 1,809,117                           2,795,144                               2,795,144

EXPENSES:
General and administrative                           57           108,975               171           326,925               958,346
Start up costs                                   63,261                             297,208                                 297,208
Interest expense                              2,785,190            68,960         6,332,935           186,652             7,182,756
Write off previously capitalized costs                                                                                    3,027,589
                                         --------------    --------------    --------------    --------------   -------------------

Total expenses                                2,848,508           177,935         6,630,314           513,577            11,465,899
                                         --------------    --------------    --------------    --------------   -------------------

Net loss                                     (1,039,391)         (177,935)       (3,835,170)         (513,577)           (8,670,755)

Preferred stock dividends                       131,445                             285,072                                 285,072
                                         --------------    --------------    --------------    --------------   -------------------

Net loss attributable to
    common stock                         $   (1,170,836)   $     (177,935)   $   (4,120,242)   $     (513,577)  $        (8,955,827)
                                         ==============    ==============    ==============    ==============   ===================



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                                              For the period from
                                                                                                                    July 17, 1997
                                        For the Three Months Ended          For the Nine Months Ended         (Date of Inception)
                                     --------------------------------    --------------------------------                Through
                                     Sept. 30, 2000    Sept. 30, 1999    Sept. 30, 2000    Sept. 30, 1999     September 30, 2000
                                     --------------    --------------    --------------    --------------    -------------------
Net loss                             $   (1,039,391)   $     (177,935)   $   (3,835,170)   $     (513,577)   $        (8,670,755)

Unrealized gain on securities held
    for sale                               (387,086)                            120,392                                  120,392
                                     --------------    --------------    --------------    --------------    -------------------

Comprehensive loss                   $   (1,426,477)   $     (177,935)   $   (3,714,778)   $     (513,577)   $        (8,550,363)
                                     ==============    ==============    ==============    ==============    ===================



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                                                            Redeemable
                                                          Preferred Stock                  Common Stock
                                                   ------------------------------------------------------------
                                                      Shares          Amount          Shares         Amount
                                                   -------------   -------------   -------------  -------------
Balance at July 17, 1997
Initial capital contribution                                                               1,000  $          10
Non-cash distribution to members
Net loss
                                                   -------------   -------------   -------------  -------------
Balance at December 31, 1997                                                               1,000             10

Net loss
                                                   -------------   -------------   -------------  -------------
Balance at December 31, 1998                                                               1,000             10

Net loss
                                                   -------------   -------------   -------------  -------------
Balance at December 31, 1999                                                               1,000             10

Issuance of common stock                                                                 999,000          9,990
11% Series A preferred stock                              29,000       2,900,000
7% Series B preferred stock                               30,000       3,000,000
Warrants for common stock attached to
    Series B preferred stock                                          (1,332,348)
Net loss
Unrealized loss on investments available for sale
                                                   -------------   -------------   -------------  -------------
Balance at September 30, 2000                             59,000   $   4,567,652       1,000,000  $      10,000
                                                   =============   =============   =============  =============


                                                                         Deficit
                                                                     Accumulated
                                                      Additional      During the           Other          Total
                                                         Paid In     Development   Comprehensive  Stockholders'
                                                         Capital           Stage          Income         Equity
                                                   -------------   -------------   -------------  -------------
Balance at July 17, 1997
Initial capital contribution                       $         990                                  $       1,000
Non-cash distribution to members                                        (145,456)                      (145,456)
Net loss                                                                (589,413)                      (589,413)
                                                   -------------   -------------   -------------  -------------
Balance at December 31, 1997                                 990        (734,869)                      (733,869)

Net loss                                                              (3,569,772)                    (3,569,772)
                                                   -------------   -------------   -------------  -------------
Balance at December 31, 1998                                 990      (4,304,641)                    (4,303,641)

Net loss                                                                (676,400)                      (676,400)
                                                   -------------   -------------   -------------  -------------
Balance at December 31, 1999                                 990      (4,981,041)                    (4,980,041)

Issuance of common stock                              12,240,260                                     12,250,250
11% Series A preferred stock                                                                                 --
7% Series B preferred stock                                                                                  --
Warrants for common stock attached to
    Series B preferred stock                                                                                 --
Net loss                                                              (4,120,242)                    (4,120,242)
Unrealized loss on investments available for sale                                        120,392        120,392
                                                   -------------   -------------   -------------  -------------
Balance at September 30, 2000                      $  12,241,250   $  (9,101,283)  $     120,392  $   3,270,359
                                                   =============   =============   =============  =============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the period from
                                                                               July 17, 1997
                                                          For the Nine   (Date of Inception)
                                                          Months Ended               Through
                                                        Sept. 30, 2000        Sept. 30, 2000
                                                        --------------   -------------------
Cash flows used in operating activities
  Net Loss                                              $   (3,835,170)  $        (8,670,755)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
    Write-off previously capitalized costs                                         3,027,589
    Amortization of debt issuance costs                        707,326             1,991,553
  Changes in working capital:
    Accrued interest                                        (1,494,362)            2,945,878
                                                        --------------   -------------------
      Net cash used in operating activities                 (4,622,206)             (705,735)
                                                        --------------   -------------------
Cash flows from investing activities:
  Decrease (increase) in funds held in escrow                1,211,170              (575,820)
  Increase in land and construction in progress            (13,460,405)          (41,333,535)
  Increase in cash - restricted, cost                      (38,931,105)          (38,931,105)
  Increase in investments, cost                            (36,919,905)          (36,919,905)
  Increase (decrease) in construction accounts payable      (6,544,498)            7,894,049
                                                        --------------   -------------------
      Net cash used in investment activities               (94,644,743)         (109,866,316)
                                                        --------------   -------------------
Cash flows from financing activities:
  Deferred offering costs incurred                          (6,192,663)           (6,459,533)
  Payment of financing costs                                                      (1,284,227)
  Proceeds from notes payable                              105,879,772           124,480,127
  Payment of notes payable                                  (9,339,506)          (14,937,571)
  Proceeds from preferred stock - Series B                   1,667,652             1,667,652
  Proceeds from common stock issued for cash                 4,010,250             4,011,250
  Proceeds from warrants issued for cash                     3,173,064             3,173,064
                                                        --------------   -------------------
      Net cash provided by financing activities             99,198,569           110,650,762
                                                        --------------   -------------------
Net change in cash and cash equivalents                        (68,380)               78,711
Cash and cash equivalents, beginning of period                 147,091                     0
                                                        --------------   -------------------
Cash and cash equivalents, end of period                $       78,711   $            78,711
                                                        ==============   ===================

Non Cash Items:
Land and construction in progress reductions
    due to payment settlements and interest forgiven    $    3,887,221   $         3,887,221
Deferred financing costs settled with warrants          $     (383,000)  $          (383,000)
Accrued interest forgiven                               $   (1,650,346)  $        (1,650,346)
Accounts payable settled for less than face value       $   (2,236,875)  $        (2,236,875)
Notes payable converted to common stock                 $   (7,415,000)  $        (7,415,000)
Accounts payable settled with Series A preferred stock  $   (2,900,000)  $        (2,900,000)
Accounts payable settled with common stock              $     (825,000)  $          (825,000)



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Windsor Woodmont Black Hawk Resort Corp., a Colorado corporation ("the Company" or "the Resort Corp."), was incorporated on January 9, 1998. Windsor Woodmont, LLC (the "LLC") was formed as a limited liability company, under the laws of the state of Colorado, on July 17, 1997. These companies were formed for the purpose of developing an integrated limited stakes gaming casino, entertainment and parking facility in Black Hawk, Colorado (the "Project"). As operations of the Project have not begun, the Company and the LLC are reporting as development stage enterprises.

         On March 14, 2000 (the "Closing Date") the Company completed the private placement financing transactions discussed in Notes 2 and 3 below. Prior to the Closing Date, all development activities were conducted by the LLC and the Company was a wholly owned shell company subsidiary of the LLC with no significant assets, liabilities or operating activity. On the Closing Date the LLC contributed all of its assets and liabilities in exchange for stock of the Company and the contribution has been accounted for as a recapitalization of entities under common control whereby the assets and liabilities are recorded the historical cost basis of the LLC. The LLC's ownership in the Company has been subsequently reduced through the refinancing of the LLC's debt by conversion into the Company's common stock and the issuance of additional common stock for cash. The Company will complete the development of the Project, and upon completion, will operate the Project, which will be managed by Hyatt Gaming Management, Inc.

         The consolidated financial statements include the accounts of the Company and the LLC, and for disclosures required of a development stage enterprise, the financial statements include the accounts of the Company and the LLC from July 17, 1997 (the date of inception of the LLC).

BASIS OF PRESENTATION

         The financial information at September 30, 2000, and for the three months and nine months ended September 30, 2000 and 1999 and for the period from July 17, 1997 (date of inception) through September 30, 2000 is unaudited. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that will be achieved for the entire year, nor once the property in operational.

         These financial statements should be read in conjunction with the registration statement on form S-4 dated July 12, 2000.

CASH AND CASH EQUIVALENTS, RESTRICTED

         The Company considers all highly liquid investments with a maturity at the time of purchase of six months or less to be cash equivalents. Amounts are held in several trust accounts by Norwest Bank (as cash disbursement agent) and are restricted in use to the development of the Black Hawk Casino by Hyatt in Black Hawk, Colorado or for the 13% First Mortgage Notes interest payments.

SHORT-TERM INVESTMENTS, RESTRICTED

         The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting requirements in equity securities that have readily determinable fair values and for all investments in debt securities, and requires such securities to be classified as either held to maturity, trading, or available for sale.

         Management determines the appropriate classification of its investment securities at the time of purchase and reevaluates such determination at each balance sheet date. At September 30, 2000, the short-term investments consisted of publicly traded corporate debt securities with a maturity date of 12 months or less, and were classified as investments available for sale. As investments available for sale, they are carried a market value, with unrealized holding gain or loss reported as a separate component of stockholders' equity.

         Amounts are held in several trust accounts by Norwest Bank (as cash disbursement agent) and are restricted in use to the development of the Black Hawk Casino by Hyatt in Black Hawk, Colorado or for the 13% First Mortgage Notes interest payments.

DEBT ISSUANCE COSTS

         The costs of issuing long-term debt have been capitalized and are being amortized using the effective interest rate method over the term of the related debt.

START UP COSTS

         Start up costs are expensed as incurred.

WARRANTS ISSUED ON COMMON STOCK

         Warrants issued in connection with the Company's various financing transactions (see Note 2), contain a "put option" permitting the warrant holder to redeem the warrant for cash. The value of the warrants were provided by the Company's Placement Agent, U.S. Bancorp Libra. The warrants issued with the first mortgage notes and second mortgage notes were valued at $1.64 million and $160,000, respectively. The warrants issued with the Series B preferred stock have been valued at $1.37 million. The value of warrants issued to the Placement Agent was $383,000. Due to the cash based put option features of the warrants, the total warrant value of $3.55 million has been recorded as a liability in the accompanying consolidated balance sheet.

USE OF ESTIMATES

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, and related revenue and expenses. Actual results could differ from those estimates.

2. PRIVATE PLACEMENT

         On March 14, 2000, the Resort Corp. successfully completed the issuance of $100 million in first mortgage notes in a Private Placement (the "Private Placement Notes") which are senior secured obligations collateralized by substantially all of Resort Corp.'s assets. The Private Placement Notes bear interest at 13% per annum, payable semi-annually, mature in 2005 and contain numerous covenants, including limitations on the payment of dividends on common stock, the incurrence of additional indebtedness and the issuance of additional preferred stock. The Private Placement Notes also have warrants attached that will entitle the holders to purchase, at $0.01 per share, common stock of the Company that represent, in the aggregate, approximately 20% of the fully diluted common stock of the Company. The warrants are immediately exercisable and expire in 10 years. Holders of the warrants have the right to put the warrants to Resort Corp. for cash at any time after both (1) the date on which the notes issued in the Private Placement are paid in full, whether at maturity or pursuant to redemption or repurchase, and (2) the date on which the second mortgage notes issued to Hyatt Gaming Management, Inc. are paid in full, whether at maturity or pursuant to redemption or repurchase. The price the Company will pay per warrant will be based on a fully diluted, per share total enterprise value for Resort Corp. equal to (1)(a) 6.0 multiplied by earnings before interest, taxes, depreciation, and amortization in each case of the four fiscal quarters immediately preceding such purchase for which internal financial statements are available, minus (b) funded debt minus (c) the liquidation preference value of any outstanding preferred stock, plus (d) the cash to be received upon the exercise of any warrants, options or convertible securities having an exercise price less than the fair value of such common stock, divided by (2) the number of shares of common stock outstanding on a fully diluted basis. The holders of the warrants also have certain tag along and drag along rights, as defined. Net proceeds from the Private Placement, after offering expenses, was approximately $94.8 million. The net proceeds were used to fund the development of the project and satisfy notes payable with Kennedy Funding, Inc., National Westminster, National

Westminster Capital Markets, Mohogany Ridge LP, American Equity Exchange, Midcap, S-O Family Partnership, Miner's Mesa and Dan Robinowitz in addition to certain accounts payable and accrued expenses that were significantly past due at December 31, 1999.

         Upon consummation of the Private Placement, the following transactions also occurred:

         o Resort Corp. amended its articles of incorporation whereby its authorized stock now consists of 10,000,000 shares of common stock, $0.01 par value per share, and 1,000,000 shares of preferred stock, $0.01 par value per share. The shares of preferred stock may be issued from time to time in one or more series.

         o Resort Corp. issued 29,000 shares of its preferred stock as "Series A" preferred stock and 30,000 shares of its preferred stock as "Series B" preferred stock. The holders of both the Series A and Series B preferred stock have no voting rights. The Series A preferred stock is non-convertible, accrues cumulative, non-compounding dividends at the rate of 11% per annum and has a liquidation preference of $100 per share. Holders of the Series A preferred stock may redeem their shares at a price per share equal to their liquidation preference plus accrued and unpaid dividends thereon at any time after the later of (1) one year after the notes issued in the Private Placement are paid in full, whether at maturity or upon redemption or repurchase and (2) one year after the second mortgage notes issued to Hyatt Gaming Management, Inc. are paid in full, whether at maturity or upon redemption or repurchase. The Series B preferred stock is non-convertible, accrues dividends on a cumulative basis, compounding quarterly at a rate of 7% per annum and has a liquidation preference of $100 per share. Holders of the Series B preferred stock may redeem their shares at a price equal to their liquidation preference plus accrued and unpaid dividends thereon at March 15, 2015;

         o The LLC contributed all of its assets and liabilities to Resort Corp. in exchange the LLC received 368,964 shares of common stock of Resort Corp. Such shares represent approximately 37% of the then outstanding common stock of Resort Corp.;

         o Notes payable in the amount of $7.4 million were converted to 383,461 shares of common stock of Resort Corp. and accrued interest in the amount of approximately $1.5 million was forgiven;

         o Resort Corp. obtained approximately $4.0 million in proceeds from the sale of 247,575 shares of its common stock;

         o As described above, Resort Corp. issued (a) $2.9 million of its 11% mandatorily redeemable Series A preferred stock in satisfaction of certain accrued salaries and other project development costs $(1.7 million) and accounts payable $(1.2 million);

         o As described above, Resort Corp. issued $3.0 million of its 7% mandatorily redeemable Series B preferred stock in exchange for cash. The Series B preferred stock was issued with warrants that entitle the warrant holders to purchase, at an exercise price of $0.01 per share, common stock of Resort Corp. that represented, in the aggregate, 15% of the fully diluted common stock of Resort Corp. These warrants have substantially similar rights as the warrants issued in the Private Placement;

         o Resort Corp. obtained approximately $7.5 million in proceeds from the issuance of second mortgage notes and warrants to Hyatt Gaming Management, Inc. The warrants attached to the Hyatt Gaming Management, Inc. second mortgage notes entitled the warrant holders to purchase, at $0.01 per share, common stock of Resort Corp. that represented, in the aggregate, 1.977% of the fully diluted common stock of Resort Corp. These warrants have the same rights as the warrants issued in the Private Placement;

         o U.S. Bancorp Libra, as placement agent, received warrants that entitle the warrant holders to purchase, at $0.01 per share, common stock of Resort Corp. that represent, in the aggregate, 4.67% of the fully diluted common stock of Resort Corp. These warrants have the same rights as the warrants issued in the Private Placement.

3. INCOME TAXES

         The Resort Corp. accounts for Income Taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carry-forwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that the realization of such benefits is more likely than not. Otherwise, a valuation allowance is applied. At September 30, 2000, Resort Corp. believes that it is not more likely than not that any of its deferred tax assets are realizable because of the absence of accurate future projected taxable income. Accordingly, all deferred tax assets are fully reserved as of September 30, 2000.

4. COMMITMENTS AND CONTINGENCIES

GAMING REGULATION LICENSING

         The Company's ability to conduct gaming operations in the State of Colorado is subject to the licensability and qualifications of the Company and its common stockholders and may be subject to the licensability and qualifications of the holders of its Series B preferred stock. There is no guarantee that the Colorado Limited Gaming Control Commission will grant the Company a gaming license. Additionally, upon receipt of a gaming license, such licensing and qualifications will be reviewed periodically by the gaming authorities in Colorado and there are no guarantees such license will be renewed.

MANAGEMENT AGREEMENT

         On February 2, 2000 the Company entered into a management agreement, which was amended on March 14, 2000 (the "Management Agreement") with Hyatt Gaming Management, Inc., which, in exchange for a fee, will manage the casino operations. The management fee will be equal to a basic fee of 3% of the adjusted gross receipts and an incentive fee equal to 5% of the earnings before interest, taxes, depreciation and amortization for the appropriate fiscal year. The incentive fee shall be paid only to the extent earnings before interest, taxes, depreciation and amortization is positive and will be subordinated in payment to the notes issued in the Private Placement. The Management Agreement can be terminated by either party upon delivery of written notice if certain events transpire.

SUCCESS FEE

         The Company has agreed to pay Daniel P. Robinowitz, Chairman of the Board, President and Chief Executive Officer a "success fee" of up to $800,000. The success fee will be earned when construction of the Project is complete and the casino is open, and will only be paid if funds, as defined, are available. No costs have been accrued under this agreement as of September 30, 2000.

CONSTRUCTION RISKS

         Any construction project entails significant construction risks, including, without limitation, cost overruns, delays in receipt of governmental approvals, shortages of material or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppages, fire and other natural disasters, construction scheduling problems and weather interferences, any of which, if it occurred, could delay construction or result in substantial increase in costs to the Company.

ENVIRONMENTAL ISSUES

         The Project will be located in a 400-square mile area that has been designated by the United States Environmental Protection Agency (EPA) as the Clear Creek/Central City National Priorities List Superfund Site under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), as a result of hazardous substance contamination caused by historical mining activity in Black Hawk. This is a broad national priorities list site, within which the EPA has identified several priority areas of contamination from historical mining activities, including draining mines and mine dumps, for active investigation and/or remediation. To date, the EPA has not identified the Project site as being within a priority area nor has it identified contamination on or from the project site to require remediation.

         We have been informed that the Superfund Division of the Colorado Department of Public Health and the Environment (CDPHE), working with the EPA, has sampled surface water in or near North Clear Creek near where a portion of the Project site called Silver Gulch discharges surface water into North Clear Creek. We have been informed that based on the results of those samples, the EPA and the Colorado Superfund Division have expressed preliminary concern that soil and rock associated with historic mining operations in Silver Gulch may be a source of contamination to North Clear Creek. Even minor contamination could form a basis for the EPA or CDPHE to require owners and operators of properties which have been the source of contamination to investigate and remediate contamination on or from their property or to reimburse costs incurred by the government in connection with such remediation. The Project site could be among the properties suspected of being a source of contamination. If investigation or remediation of the project site were required, the Project schedule could be delayed and costs could increase.

CONSTRUCTION AGREEMENT

         The LLC has entered into a construction agreement, which was assigned to the Company upon consummation of the Private Placement, with PCL Construction Services, Inc. ("PCL") whereby PCL will build the Project. Subject to certain conditions, PCL has guaranteed that the cost of the Project will not exceed $42.2 million.

EXCAVATION AGREEMENT

         The LLC has entered into an excavation agreement, which was assigned to the Company upon consummation of the Private Placement, in which all excavation for the project will be performed by D.H. Blattner & Sons, Inc. for $8.7 million. This is not a maximum price contract.

LEGAL PROCEEDINGS

         Due to the LLC's delay in satisfying its outstanding debt obligations, liens were placed on substantially all of the LLC's assets. The Company used a portion of the proceeds from the Private Placement to satisfy all such outstanding obligations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements of Windsor Woodmont Black Hawk Resort Corp., including the respective notes thereto and other financial information included elsewhere in this report.

         The following discussion should also be read in conjunction with the registration statement on form S-4 dated July 12, 2000.

RESULTS OF OPERATIONS

         Windsor Woodmont Black Hawk Resort Corp. has been in the development stage since its inception and has not commenced operations. Prior to March 17, 2000 all costs have been borne by Windsor Woodmont, LLC, and such costs were reimbursed with proceeds of the first mortgage notes offering and related transactions. Future operating results will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control. While we believe that our casino, if completed and opened, will be able to attract a sufficient number of patrons and achieve the level of activity and revenues necessary to permit us to meet our payment obligations, including those relating to the notes, we cannot assure you that we will achieve these results.

Three Months Ended September 30, 2000 and Nine Months Ended September 30, 2000

         The company does not have any historical operating results other than interest expense on the Company's outstanding indebtedness, interest income on the Company's restricted cash and short-term investments, start up costs, and the capitalization of certain costs.

         General and administrative expenses represent salaries and project development services which have not been capitalized to our casino project. We have capitalized salaries which, in management's opinion, are directly attributable to the development of our casino. Accordingly, the decrease in general and administrative expenses for the quarter ended September 30, 2000 and the nine months ended September 30, 2000 compared to the quarter ended September 30, 1999 and the nine months ended September 30, 1999 is a result of management's determination of the nature of the services being performed.

         Start up costs are expensed as incurred. The increase in start up costs for the quarter ended September 30, 2000 and the nine months ended September 30, 2000 compared to the quarter ended September 30, 1999 and the nine months ended September 30, 1999 is attributable to start up costs being incurred and funded with the successful completion of the note offering in March 2000.

         Interest charges for the three months ended September 30, 2000 totaled $3,954,061, including $333,724 in amortization of debt issuance costs. Of this total, $1,168,871 was capitalized and $2,785,190 was expensed. Interest charges for the three months ended September 30, 1999 totaled $939,374, including $70,013 in amortization of debit issuance costs. Of this total, $870,414 was capitalized and $68,960 was expensed. Interest charges for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 increased as a result of the issuance of the $100 million first mortgage notes and the $7.5 million second mortgage notes.

         Interest charges for the nine months ended September 30, 2000 totaled $8,559,828 including $707,326 in amortization of debt issuance costs. Of this total, $2,226,893 was capitalized and $6,332,935 was expensed. Interest charges for the nine months ended September 30, 1999 totaled $2,727,252, including $210,039 in amortization of debit issuance costs. Of this total, $2,540,600 was capitalized and $186,652 was expensed. Interest charges for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 increased as a result of the issuance of the $100 million first mortgage notes and the $7.5 million second mortgage notes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company completed debt financing totaling $107,500,000, a cash preferred stock offering totaling $3,000,000, (series B preferred stock) and a common stock offering totaling $4,010,250 (net of commissions paid). The company converted $7,415,000 face amount of notes payable to common stock, and had $1,650,346 in accrued interest forgiven. The Company also reduced accounts payable and accrued expenses a total of $3,725,000 utilizing $2,900,000 in preferred stock (series A preferred stock) and $825,000 of common stock issued to Windsor Woodmont, LLC.

         We estimate that we will need to obtain financing in the amount of approximately $20.8 million to purchase furniture, fixtures and equipment for our casino. We also intend to obtain $3.0 million from the issuance of special improvement district bonds by the City of Black Hawk. We have not, however, entered into any binding agreements for such financings; however, management believes such financings will be obtained in due course.

         We estimate that the proceeds from the financings completed and those contemplated financings noted above will be sufficient to complete the development and construction of our casino project. Following the commencement of operations of our casino, we expect to fund our operating and capital needs from operating cash flows.

         We cannot assure you that any additional financing, if necessary to meet liquidity requirements, will be available to us in the future, or that, if available, any such financing will be on favorable terms. We cannot assure you that our reasonably foreseeable liquidity needs are or will be accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds. We expect that the adequacy of our operating cash flow will depend, among other things, upon patron acceptance of our casino, the continued development of the Black Hawk market as a gaming destination, the intensity of the competition, the efficiency of operations, depth of customer demand, the effectiveness of our marketing and promotional efforts and the performance by Hyatt Gaming of its management responsibilities.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         Not Applicable.

Item 2.  Changes in Securities and Use of Proceeds.

         Not Applicable

Item 3.  Defaults Upon Senior Securities.

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         On April 14, 2000, our board of directors approved the Incentive Stock Option Plan of Windsor Woodmont Black Hawk Resort Corp., which provides for the grant of options to purchase an aggregate of not more than 150,000 shares of our common stock. The purpose of the plan is to promote our long-term growth and profitability by providing key people with incentives to improve stockholder value and contribute to our growth and financial success and by enabling us to attract, retain and reward the best-available persons.

         The plan provides for the granting of both incentive stock options qualifying under Section 422 of the Internal Revenue Code of 1986 and nonqualified stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock and performance awards. Awards of incentive stock options under the plan are limited to employees and must have an exercise price at least equal to the fair market value of our common stock at the date of grant, but nonqualified stock options may have an exercise price less than fair market value.

         The plan will be administered by the board of directors or by a committee appointed by the board of directors which determines the persons to be granted options under the plan, the number of shares subject to each option, the exercise price of each option and the option period.

         The plan was approved by the shareholders in August, 2000.

Item 5.  Other Information.

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

         Not Applicable

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000

                                  WINDSOR WOODMONT BLACK HAWK RESORT CORP.



                                  /s/ Daniel Robinowitz
                                  ------------------------------------------
                                  Daniel Robinowitz, Chief Executive Officer

                               INDEX TO EXHIBITS


       EXHIBIT
       NUMBER              DESCRIPTION
       -------             -----------
         27                FINANCIAL DATA SCHEDULE