Form 10KSB
period 2000-12-31
WINDSOR WOODMONT BLACK HAWK RESORT CORP
filed 2001-04-02
CIK 1119040

                                   FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended:  December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ----------------

         Commission file number                 0-31737

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                 (Name of small business issuer in its charter)

           Colorado                                    75-2740870
 ------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                       12160 North Abrams Road, Suite 516
                               Dallas, Texas 75243
                     (Address of principal executive office)

Issuer's Telephone Number  (214) 575-8757

Securities registered under Section 12(b) of the
Exchange Act:     None

Securities registered under Section 12(g) of the
Exchange Act:     Common Stock, $0.01 par value
                         (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X        No
             ---          ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:   $3,810,304

We are unable to determine the aggregate market value for the 410,325 shares of the common stock, $0.01 par value per share, held by non-affiliates because there is no trading market for our common stock.

The number of shares of common stock of the registrant outstanding as of March 1, 2001 was 1,000,000.

Document incorporated by reference:

    Document                        Part of Form 10-KSB into which Incorporated
    --------                        -------------------------------------------

Windsor Woodmont Black Hawk                       Part III
Resort Corp.'s  Definitive Proxy
Statement for its Annual Meeting
of Stockholders to be held
May 8, 2001.

Transitional Small Business Disclosure Format:    Yes             No    X
                                                       -----          -----

                                TABLE OF CONTENTS

PART I                                                                            PAGE

     Item 1.      Description of Business .....................................    1
     Item 2.      Description of Property .....................................   41
     Item 3.      Legal Proceedings ...........................................   41
     Item 4.      Submission of Matters to a Vote of Security Holders .........   41


PART II

     Item 5.      Market for Common Equity and Related Stockholder Matters ....   42
     Item 6.      Management's Discussion and Analysis or Plan of Operation ...   42
     Item 7.      Financial Statements ........................................   45
     Item 8.      Changes in and Disagreements With Accountants
                    on Accounting and Financial Disclosure ....................   45


PART III

     Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act .........   46
     Item 10.     Executive Compensation ......................................   46
     Item 11.     Security Ownership of Certain Beneficial Owners and
                    Management ................................................   46
     Item 12.     Certain Relationships and Related Transactions ..............   46
     Item 13.     Exhibits and Reports on Form 8-K ............................   46

SIGNATURES ....................................................................   47

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

              As used in this Annual Report, the terms "our company," "we" and "us" refer to Windsor Woodmont Black Hawk Resort Corp., the term "first mortgage notes" refers to the $100 million principal amount of 13% First Mortgage Notes due 2005 which we issued under an indenture dated March 14, 2000, the term "old notes" refers to the restricted 13% First Mortgage Notes due 2005 all of which were exchanged for the first mortgage notes and the term "our casino" refers to the integrated casino, entertainment and parking facility that we are constructing in Black Hawk, Colorado to be operated under the trade name "Black Hawk Casino by Hyatt." No representation or warranty, express or implied, is made by any of the Hyatt companies as to the accuracy or completeness of the information in this Annual Report, and nothing contained in this Annual Report is, or shall be relied upon as, a promise or representation by any of the Hyatt companies.

              We have based the Black Hawk market data and other statistical information in this Annual Report, including parking data, on information supplied by the Colorado Division of Gaming, the City of Black Hawk and various public announcements and filings made by some of the casinos in the Black Hawk market. We have also relied on other sources that we believe are reliable. While we believe that the information is accurate, we have not independently verified any of this information or such announcements and filings, and it is possible they may not be accurate in all material respects. In addition, the gaming markets in Colorado and in Black Hawk are subject to continual changes, including changes in the number and size of casinos in such markets. Because of these changes, our estimates of our casino's expected position in Colorado and in Black Hawk in terms of size, comparable amenities, parking and nearby competition could become inaccurate at any time.

BACKGROUND

         During 1997 and 1998, Windsor Woodmont, LLC purchased 48 separate parcels of land in Black Hawk, Colorado, to assemble a 106 acre tract of land with an aggregate of approximately 119,000 gross gaming-zoned square feet. Windsor Woodmont Black Hawk Resort Corp. was incorporated in the State of Colorado on January 9, 1998. Windsor Woodmont, LLC contributed the entire 106 acre tract to us in exchange for 37% of our common stock. The total pre-excavation appraised value of this land was $33.5 million. Under generally accepted accounting principles, the land must be contributed to us at its historical cost basis, which is significantly less than the $33.5 million pre-excavation appraised value. The $33.5 million is derived from an appraisal report of the market value of the land as of January 4, 2000.

         Windsor Woodmont, LLC is a Colorado limited liability company that was formed for the purpose of assembling and developing the land on which our casino will be built. The members of Windsor Woodmont, LLC are individuals and entities affiliated with real estate development companies based in Dallas, Texas. These companies are diversified real estate development companies which over the past 42 years have developed various types of real estate projects, including hotels, office buildings, mixed-use projects, shopping centers, multi-family residential housing and land developments. Windsor Woodmont, LLC currently owns approximately 10.75% of our outstanding shares of common stock.

         We plan to construct, develop, own and operate an integrated casino, entertainment and parking facility in Black Hawk, Colorado. Our casino is currently under construction; we expect it to open in the Fall of 2001. Our long-term concept for developing the entire 106 acre tract includes numerous other facilities, including a second casino, two hotels, a convention and conference center, retail shops, restaurants and night clubs, as well as a mountaintop recreation park which would be accessed by gondola and which would include a health spa, tennis courts, swimming pool, ice skating arena, winery/restaurant and various other outdoor activities. Subsequent to the opening of the Black Hawk Casino by Hyatt, we plan to focus our first development efforts towards the construction of a hotel, a parking structure and related facilities at our casino such as restaurants and retail shops (the "Phase II Development"). You should note that we have no commitments for financing of the Phase II Development, and we may be unable to obtain the necessary financing for the Phase II Development or any other aspects of our long-term concept.

         Management's financing plans for the Phase II Development, ranked in order of management's preferences for obtaining the additional financing, are as follows:

         o enter into a new financing arrangement with a new lender or lenders for the entire project (including the Phase II Development but not the other aspects of our long-term concept) under which the first mortgage notes will be repaid from the new financing arrangements;

         o obtain new equity financing subject to certain covenants contained in the indenture governing our first mortgage notes;

         o obtain financing from a new lender or lenders for the Phase II Development subject to certain covenants contained in the indenture governing our first mortgage notes; or

         o issue up to $30.0 million of additional notes under the indenture solely pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for the purpose of financing the Phase II Development, subject to certain covenants contained in the indenture governing our first mortgage notes. The first mortgage notes and any additional notes subsequently issued under the indenture would be treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase.

         You should carefully consider the fact that our ability to proceed with our long-term concept is limited by the fact that the indenture restricts our ability to incur indebtedness or issue disqualified stock, as defined in the indenture, unless certain conditions are met. Further, we are prohibited from issuing additional debt that is either senior to or that ranks equally with the first mortgage notes without the agreement of the note holders, other than debt incurred for furniture, fixtures and equipment for our casino in the amount of $20.8 million, the contemplated issuance of special improvement district bonds in the amount of $3.0 million, the issuance of up to $5 million of additional notes under the indenture for cost overruns in the construction of our casino, the issuance of up to $30 million of additional notes under the indenture to finance the Phase II Development or the issuance of other debt to finance the Phase II Development as described below.

         In general, we may not incur additional indebtedness or issue disqualified stock unless:

         o    our casino is operating;

         o the fixed charge coverage ratio, as defined in the indenture, for our most recently ended four full fiscal quarters would have been at least two to one, determined on a pro forma basis as if the additional indebtedness had been incurred, or the disqualified stock had been issued, at the beginning of that four-quarter period, and

         o the weighted average life to maturity of the additional indebtedness, as defined in the indenture, is greater than the remaining weighted average life to maturity of the first mortgage notes.

         However, the indenture permits us to incur additional indebtedness or issue disqualified stock solely to finance the construction of a hotel, parking structure and related facilities at our casino during its first operating year, so long as the fixed charge coverage ratio for our most recently ended two full fiscal quarters would have been at least two to one, determined on a pro forma basis as if the additional indebtedness had been incurred, or the disqualified stock had been issued, at the beginning of that two-quarter period. Therefore, we could conceivably start construction on the Phase II Development as soon as six months after our casino opens if we meet the above-stated financial criterion. We will not be required to obtain the consent of the note holders for financing related to the Phase II Development, if we meet the criterion noted above. We estimate that our entire long-term concept will take at least seven years to build and will cost as much as $1 billion. However, any and all of these future plans (including the Phase II Development ) are subject to change and there can be no assurance that any of these facilities will ever be built. In addition, the costs are only our estimates and actual costs could vary substantially from these estimates. Therefore, descriptions of our business in this Annual Report are limited to the first phase of our proposed development which encompasses only the Black Hawk Casino by Hyatt.

DESCRIPTION OF OUR CASINO

         GENERAL. Our casino will be an upscale, integrated gaming, entertainment and parking facility, providing patrons with a broad selection of gaming activities, dining and entertainment as well as convenient on-site, covered parking. Our casino will be constructed on an approximately 5.7 acre site with the flexibility to add an additional limited amount of gaming space as allowable under Colorado gaming regulations. The integrated casino, entertainment and parking facility will be approximately 425,000 square feet and will contain approximately 57,000 square feet of qualified gaming space within our building footprint.

         The exterior of our casino will exhibit Rocky Mountain style architecture. Our casino will be located at the desirable four-corners intersection of Highway 119 and Richman Street in the center of the Black Hawk gaming district. When it is built, our casino will be the only large casino in Black Hawk located on Highway 119 with a dedicated right turn lane off of Highway 119.

         Our casino floor will be enhanced by distinctive, high quality finishes and furnishings, high ceilings and upscale ambiance. Our casino will offer gaming and entertainment on a single, spacious floor, which will allow our patrons to comfortably enjoy our gaming and entertainment amenities. We expect to offer the largest selections of gaming positions in the market with up to 1,500 state-of-the-art slot machines and 24 table games. Slot machines will be available to customers in 5 cent, 25 cent, 50 cent, $1 and $5 denominations and will be grouped together to generate an atmosphere of excitement consistent with that typically found in Las Vegas.

         Patrons will be able to enter our casino facility from two entrances. Regardless of which entrance a patron chooses, patrons will be able to immediately experience the impact of our upscale, integrated casino facility. The entrance from the parking garage will provide our patrons with a full overview of our casino facility as the patrons ride the escalator down to our casino floor. The ceilings of our casino will be 25 to 30 feet high and the patron will be surrounded on all sides by rows of slot machines and gaming tables. In addition, the large circular bar and seating area will be directly in front of the patron, and to the left will be the tree-lined buffet dining area. Upon entrance from the pedestrian plaza, patrons will enter a large lounge area. Patrons will be completely surrounded on all sides by gaming entertainment and the various dining alternatives in a convenient U-shaped design. The gaming areas in our casino will feature spacious areas which will lead to intimate alcoves of slot machines and gaming tables positioned to allow patrons to experience each of these separate areas. We expect that this design will result in patrons spending more time in our casino.

         Overall, our casino's atmosphere will resemble the Rocky Mountain surroundings by using rocks and flowing water as part of the interior design.

         PARKING. Our casino will include an approximately 300,000 square foot parking garage, with the capacity to park approximately 850 vehicles, which will be able to accommodate buses and motor coaches. Patrons arriving by car will be able to self-park directly into the garage. Our casino will also feature Black Hawk's largest porte cochere leading directly into our casino. Based on existing and announced casinos in Black Hawk, we believe that the on-site parking facility at our casino will be one of the largest in Black Hawk. We believe that the convenience provided to patrons through direct highway access to our extensive on-site parking garage will give our casino a competitive advantage over other casinos in the area which force their patrons to enter and exit via congested Main Street. We also intend to offer valet parking for approximately 600 cars; however, this will require re-zoning a parcel of property. Although management believes that our re-zoning application will be approved, if we are unable to re-zone the property or to otherwise provide a total of 1,452 parking spaces, we may have to pay the City of Black Hawk a parking impact fee equal to $2,000 times the difference between the 1,452 parking spaces required by the City for our casino and the number of parking spaces which we provide. The entrances to our casino will be located such that bus, valet, self-park and pedestrian traffic may enter and exit efficiently.

         Entertainment. Our non-gaming amenities will be located throughout the gaming floor and will include a circular lounge with a stage for live entertainment and large television screens for viewing televised sporting and other events.

         Food and Other Amenities. In an effort to provide our patrons with other non-gaming amenities, we will feature a full array of dining options. Our patrons will be able to choose from a steak house restaurant, a high-quality action-station buffet and a food court featuring various quick service food offerings. In addition, our casino will include an indoor/outdoor plaza area featuring a gourmet coffee shop, an ice cream parlor, a candy store and a gift shop. We believe our casino will be the only one in Black Hawk with this plaza feature.

OUR BUSINESS STRATEGY

         Our goal is to become a highly profitable casino. We plan to capture existing market share in Black Hawk and expand the Black Hawk gaming market with the following business strategy:

         o Offer a Las Vegas Style Gaming Facility. Our casino will be built on the largest single parcel of real estate ever assembled for casino development in Black Hawk and will offer an upscale and distinctive design. We intend to attract patrons by offering a spacious, single-floor Las Vegas style casino featuring both gaming and non-gaming entertainment;

         o Capitalize on Hyatt Name Recognition and Expertise of the Hyatt Companies. Currently, there are no other casinos in the Black Hawk market having national name recognition. We believe the Hyatt companies' expertise and reputation will enable our casino to stand out among the existing local operators with respect to quality of service;

         o Focus on Opportunities in the Denver Market. A densely populated and demographically favorable base of potential customers with above-average household income levels resides in the Denver metropolitan area. We believe that the casinos in the Black Hawk market have not yet begun to achieve their potential penetration of this customer base. We expect the distinctive design of our casino combined with its upscale amenities to attract a wider cross section of Denver metropolitan area residents. Specifically, we believe that our casino will attract individuals in those markets with the opportunity to make a short, convenient day trip to a casino, where they can engage in a variety of activities, including fine dining and gaming, in an entertaining setting. We intend to take advantage of this customer base by instituting a marketing plan built on preferred player recognition programs, data base management/direct mail marketing, innovative slot and table game merchandising and quantifiable drive-in marketing programs. We believe that when provided with upscale amenities, these potential customers will stay in our casino longer and spend more than existing Black Hawk customers currently spend. In addition, we expect that the ongoing and planned developments in the Black Hawk area will increase the popularity and recognition of the overall market. We plan to capitalize on increased visitation by residents of Denver and the surrounding suburbs as such developments are completed; and

         o Target and Develop Opportunities in the Colorado Tourist Market. Approximately 23 million tourists visit Colorado annually. Most of our competitors have not tapped into this market, and we believe that targeting and developing this market will give us a competitive advantage. We believe our competitive strengths will allow us to successfully penetrate this tourist market.

MANAGEMENT OF THE RISK OF CONSTRUCTION COST OVERRUNS

         To ensure that construction of our casino is completed on time and on budget, Windsor Woodmont, LLC entered into a guaranteed maximum price construction agreement which is fully bonded with PCL Construction Services, Inc., which agreement has been assigned to us. PCL is one of the largest general contractors in the United States and has experience in constructing facilities in Black Hawk, including The Lodge Casino and Hotel, which is located directly across from our site. The construction contract provides for construction to be completed approximately 14 months after the excavation of our site is substantially completed, subject to certain conditions, with financial incentives for finishing early and penalties for finishing late,. PCL is required to pay liquidated damages in the event of late performance and will be paid incentive fees for early completion, subject to certain conditions. In addition, we have set aside approximately $8.0 million of the net proceeds from the sale of the first mortgage notes and our second mortgage notes into completion reserve accounts to cover any unexpected increases in the construction budget.

MARKETING STRATEGY

         Under our casino management agreement, Hyatt Gaming will recommend and implement marketing plans and strategies for our casino. These plans and strategies will be designed to promote repeat visits and patron loyalty. Our casino will benefit from the previous experience of Hyatt Gaming and the other Hyatt companies in operating in various jurisdictions and in highly competitive environments.

         We believe that the primary determinants of success of casinos in the Black Hawk market have been location and parking. We believe that our casino has an excellent location and will offer sufficient and convenient parking. In addition, our casino has an opportunity to expand the Black Hawk market by way of numbers of patrons and to reach higher-spending patrons by offering a higher level of quality and service than currently exists in Black Hawk. Additionally, the size of our casino will allow us to absorb peak period demand.

         Our marketing strategy will be founded upon a commitment to offer our customers a better and more entertaining gaming experience than is currently available in the Black Hawk market. Our casino will have a management team committed to superior service, quality and innovation. It is our intention not only to promote repeat business by developing patron loyalty, but also to appeal to patrons who currently do not find Black Hawk's attractions sufficiently compelling to warrant the trip. In addition, Colorado hosts approximately 23 million visitors annually. We believe that if we are able to develop casino patronage from such visitors, it would have a beneficial impact on our casino.

         We believe that effective use of database marketing is among the most efficient means to communicate with active and potential customers. Hyatt Gaming will utilize player tracking systems to develop effective marketing and promotional programs by identifying segments of the population most likely to be attracted to our facility and then tailoring promotions that appeal to this core group of customers.

COMPETITION

         We believe the primary competitive factors in Black Hawk are location, availability and convenience of parking, number of slot machines and gaming tables, types and pricing of amenities, name recognition, customer service, experienced management and overall atmosphere. Competition in Black Hawk is intense. Certain of our current and future competitors have or may have more gaming experience than us or Hyatt Gaming and the other Hyatt companies and/or greater financial resources.

         Of the 21 gaming facilities operating in Black Hawk, five have over 700 gaming positions, two of which also offer hotel accommodations. We believe that these larger gaming facilities will be our main competitors. These larger gaming facilities all have on-site or nearby parking and have brand names established in the local market, such as the Isle of Capri, The Lodge at Black Hawk, Colorado Central Station, the Riviera Black Hawk Casino and the Mardi Gras Casino. The Riviera Black Hawk Casino, which opened in early February 2000, features approximately 1,000 slot machines, and the Mardi Gras Casino, which opened in early March 2000, features approximately 700 slot machines. Colorado Central Station, which has been one of the most successful casinos in Colorado, is located near our casino and has approximately 750 slot machines, 15 gaming tables and approximately 700 valet parking spaces. The Isle of Capri, which opened in December, 1998, is located near our casino and features approximately 1,100 slot machines, 14 table games and 1,100 parking spaces. Other competitors in Black Hawk include Gilpin Hotel Casino, Canyon Casino, which was formerly operated by Harrah's, Fitzgeralds Casino and Bullwhackers Black Hawk.

         Casinos offering hotel accommodations for overnight stay may have a competitive advantage over our casino. The number of hotel rooms currently in Black Hawk is approximately 287, with the Lodge at Black Hawk providing 50 and the Isle of Capri providing 237. In addition, Harvey's Wagon Wheel Casino Hotel, located in Central City, has 118 hotel rooms.

         We may also face increasing competition from casinos in Central City. Historically, Black Hawk has enjoyed an advantage over Central City because customers have to drive by and through Black Hawk to reach Central City. On November 2, 1999, the voters in Central City granted authority to the Business Improvement District for the sale of approximately $45.2 million in bonds which would be allocated towards the planning, design and construction of a nine mile roadway directly connecting Central City with Interstate 70. This roadway could result in improved access to both Central City and Black Hawk, and also enable patrons to reach Central City without driving through Black Hawk if the road were to be built. Our casino will also compete, to a limited extent, with the casinos located in Cripple Creek, because both Black Hawk and Cripple Creek compete for patrons from Denver.

         Currently, limited stakes gaming in Colorado is constitutionally authorized in Central City, Black Hawk, Cripple Creek and two Native American reservations in southwest Colorado. However, gaming could be approved in other Colorado communities in the future. The legalization of gaming closer to Denver would likely have a material adverse impact on our future operating results. Our casino will also indirectly face competition from other forms of gaming, including the Colorado state-run lottery, charitable bingo and horse and dog racing, as well as other forms of entertainment.

DESIGN AND CONSTRUCTION TEAM

         We believe we have assembled a highly qualified team to design and construct our integrated casino, entertainment and parking facility:

         PCL Construction Services, Inc. PCL has been retained as the general contractor for our casino. PCL began operations in 1906. On average, PCL completes over 750 projects per year. Engineering News Record recently ranked them as 17th on their list of the top 500 contractors in the U.S. and first in Canada. PCL has extensive Colorado construction experience and was responsible for constructing The Lodge Casino and Hotel, the first new-generation casino in Black Hawk. Other notable projects include the Denver International Airport in Denver; Staples Arena in Los Angeles; Mall of America in Minneapolis; and the MGM Grand Hotel and Casino superstructure in Las Vegas.

         Paul Steelman, Ltd. Steelman, Ltd. has been retained as the architect and interior designer for our casino. Steelman, Ltd. is a Las Vegas-based, internationally renowned, architect and interior design firm that has designed and opened casino resorts in 15 states and nine countries. Steelman, Ltd.'s clients include Mirage Resorts, Caesar's World, Sheraton, Sun International, Hard Rock and Harrah's.

         D.H. Blattner & Sons, Inc. Blattner has been retained as the excavation contractor for our casino. Since 1907, Blattner has completed a multitude of dams, tunnels, highways, foundations, mining operations and other general construction projects including building, renovation, repair and parking restoration. Blattner is based in Avon, Minnesota and has over 60 years of relevant blasting experience, and is a leader in drilling and blasting techniques, having processed over one billion tons of "drill & shoot" excavation, which is an excavation procedure in which holes are drilled into rock, dynamite is inserted and the rock is blasted.

         Building Sciences, Inc. Building Sciences has been retained as the construction manager for our casino. Since 1969, when Building Sciences was formed, it has provided construction, consulting and management services for more than 200 office buildings, hotels, condominiums, retail centers, banks, apartments and hospitals.

         Timothy G. Rose. Timothy G. Rose, our Executive Vice President of Casino Operations and Development, is the project manager for our casino. Mr. Rose has 20 years of hospitality experience, including over 16 years of experience in the gaming industry. He worked for over ten years in the gaming industry in Atlantic City, including positions as senior vice president at Trump Castle Casino Resort and vice president of marketing at Trump Plaza Casino Hotel. Most recently, Mr. Rose served as a director of Coopers & Lybrand LLP's national hospitality and gaming group in Las Vegas.

DESIGN AND CONSTRUCTION TIME LINE

         We believe our casino's excavation and construction has progressed and will progress according to the following time line:

         o    Excavation has been completed.

         o Under the construction contract, construction is expected to take approximately 14 months from start date to substantial completion.

         o Under the construction contract, construction is expected to be substantially completed in the Fall of 2001.

THE HYATT COMPANIES

         GENERAL. The Hyatt name is associated with excellence in hotels and resorts in North America, Central America, South America, the Caribbean, Europe, Hawaii and the Asia Pacific region. The first Hyatt hotel opened in 1957. The Hyatt companies include Hyatt Corporation and its affiliates, including Hyatt Gaming, and Hyatt International and its affiliates, which are owned, directly or indirectly, by trusts for the benefit of one or more of the direct lineal descendants or siblings, natural or adoptive, of Nicholas J. Pritzker, deceased, or his or their respective current or future spouses. The Hyatt companies operate 114 hotels and resorts in 85 cities in the United States, Canada and the Caribbean, and 79 additional hotels and resorts in 35 countries. The Hyatt companies collectively accounted for sales of over $4 billion in 1998. In addition, the Hyatt companies operate seven casinos, including the Grand Victoria Resort & Casino by Hyatt in Rising Sun, Indiana; the Hyatt Regency Lake Tahoe Resort & Casino in Incline Village, Nevada; the Hyatt Regency Aruba Resort & Casino in Palm Beach, Aruba; the Hyatt Regency Casino Thessaloniki in Thessaloniki, Greece; the Hyatt Cerromar Beach Resort & Casino in Dorado, Puerto Rico; the Hyatt Regency Lake Las Vegas in Henderson, Nevada; and, under a special arrangement, Casino Niagara in Ontario, Canada.

         HYATT GAMING. We have entered into a casino management agreement with Hyatt Gaming under which Hyatt Gaming will manage our casino once it opens. Hyatt Gaming was initially established to manage and operate the Grand Victoria riverboat gaming complex in Rising Sun, Indiana. An affiliate of Hyatt Gaming controls the ownership of the Rising Sun development, and Hyatt Gaming operates the Rising Sun property under a project management agreement entered into on January 5, 1996. In addition, Hyatt Gaming has entered into a gaming services agreement with Falls Management Company under which Hyatt Gaming provides a comprehensive set of operating services to Falls Management Company, enabling it to perform its duties and obligations as the operator of Casino Niagara.

         Hyatt Gaming has entered into consulting agreements with Hyatt Gaming Services, L.L.C. relating to the operation of Casino Niagara and the Grand Victoria in Rising Sun. Hyatt Gaming Services, L.L.C., a wholly owned subsidiary of Hyatt Gaming, was formed in 1998 to provide consulting services and advice to developers, owners, operators and managers of gaming casinos. Hyatt Gaming Services, L.L.C. has consulting agreements, and provides a range of operating and other services, with respect to all seven of the casinos operated by the Hyatt companies.

GAMING AND LIQUOR LICENSING MATTERS

         On June 15, 2000, we applied with the Colorado Division of Gaming and the Colorado Gaming Commission for an operator's license and retailer's license to conduct limited gaming on the premises. An operator's license is required for all persons who permit slot machines on their premises and who engage in the business of placing and operating slot machines on the premises of a retailer. A retail gaming license is required for all persons permitting or conducting limited gaming on their premises and such license may be granted only to a retailer.

         The Colorado Division of Gaming is in the process of reviewing and investigating the suitability of all of our officers, directors and shareholders who have submitted personal background information and financial information in connection with our application. We must satisfy the Colorado Gaming Commission and the Division of Gaming that all of our officers, directors and shareholders, as well as those persons who have the ability to exercise control over the conduct of gaming on the premises, are suitable for licensing and are of good moral character. To date, we have paid all of the application fees and license fees required by the Colorado Gaming Commission. We will be required to submit to extensive background investigations conducted by agents of the Colorado Division of Gaming and to pay the full costs of these background investigations as required. At the present time, the Colorado Division of Gaming is requiring all officers and directors and persons owning more than 5% of our common stock to submit to full background investigations. Persons who have less than a 5% ownership interest are required and have filled out limited ownership application forms and submitted those forms to the Colorado Division of Gaming for review. Complete financial disclosures have been prepared and delivered to the Colorado Division of Gaming for us and our officers and directors. We have also designated certain individuals within the company to hold key employee licenses, which entitle those so licensed to exercise control over the activities of gaming on the premises. We have filed complete and comprehensive applications for the licenses identified above and anticipate that investigators from the Colorado Division of Gaming will review these applications and data in a timely fashion so that the casino will be able to obtain its gaming licenses. While we believe that we currently meet the licensing requirements and that we will be able to obtain these licenses, no assurances can be given that the licenses will be issued or granted or, if issued and granted, that they will not be subject to additional material restrictions or subsequently revoked. The failure or inability to obtain any such licenses in a timely manner, the imposition of additional material restrictions in connection with the licenses or the subsequent revocation or suspension of any such license would materially and adversely affect us and our casino.

         With respect to the sale and service of alcoholic beverage in gaming establishments, we intend to file an application for a liquor license on the premises with the local liquor licensing authorities for the City of Black Hawk at the appropriate time. If approved, this application will then be reviewed by the State of Colorado through its Liquor Enforcement Division for the Colorado Department of Revenue. A retail gaming tavern license, if obtained, would permit the sale of malt, vinous and spirituous liquors only by individual drink for consumption on the premises and requires the availability of sandwiches or light snacks to accompany the sale and service of alcoholic beverages. A hotel and restaurant liquor license requires the service of meals and that at least 25% of the total food and beverage sales come from the sale of food. Liquor license applications require notice, posting and public hearings before the approval of these licenses by the City of Black Hawk and the Colorado Department of Revenue, through its Liquor Enforcement Division.

         OPERATING RESTRICTIONS. An amendment to the Colorado State Constitution permits limited gaming in the cities of Central City, Black Hawk and Cripple Creek, Colorado. The amendment defines "limited gaming" as the use of slot machines and the card games of blackjack and poker, each with a maximum single bet of $5.00. The amendment restricts limited gaming to the commercial districts of Black Hawk, Central City and Cripple Creek, as such commercial districts were defined in city ordinances on specific dates. Limited gaming is governed by the amendment and the regulations of the Colorado Gaming Commission and Colorado Revised Statutes Section 12-47.1-101 et seq., hereinafter referred to as the Colorado Limited Gaming Act. In the case of the City of Black Hawk, limited gaming is restricted by the amendment to the commercial district of Black Hawk as it existed on May 4, 1978. The amendment also restricts gaming to structures that conform to the architectural styles and designs that were common to the areas prior to World War I and that conform to applicable city ordinances. Under the amendment, no more than 35% of the square footage of any building and no more than 50% of any one floor of such building may be used for gaming. Gaming operations may be conducted 365 days a year but are prohibited between the hours of 2:00 a.m. and 8:00 a.m. Pursuant to the Colorado Limited Gaming Act, no limits are imposed on total patron losses and casinos are not allowed to extend credit to the patrons. Persons under the age of 21 are prohibited from participating in gaming or lingering in gaming areas.

         Colorado law requires licensees to maintain detailed books and records that accurately account for all monies and business transactions. Books and records must be furnished upon demand to the Colorado Gaming Commission or the Colorado Gaming Division. Detailed and extensive playing procedures, standards, requirements and rules of play are established for poker, blackjack and slot machines. Licensees must adopt comprehensive internal control procedures governing their gaming operations. Such procedures must be approved in advance by the Colorado Gaming Division and, in certain cases, the Colorado Gaming Commission, and include the areas of accounting, surveillance, security, cashier operations, key control and fill and drop procedures, among others.

         No gaming may be conducted in Colorado unless all appropriate licenses are approved by and obtained from the Colorado Gaming Commission. Violations of Colorado gaming laws or regulations may be criminal offenses and the person or entity violating such laws and regulations may be subject to criminal penalties and/or administrative fines, and may have its gaming license suspended or revoked.

         LICENSE INFORMATION REQUIREMENTS. All applicants for Colorado gaming licenses must complete comprehensive applications and forms, pay required fees and provide all information required by the Colorado Gaming Commission and the Colorado Gaming Division. The Colorado Gaming Division conducts a thorough background investigation of each applicant or any person or entities associated with the applicant. The Colorado Gaming Division may request that investigators from the Colorado Bureau of Investigation also interview and assist in the background investigation. The investigation may cover the background, personal history, financial associations, past associations with casino owners and operators, character, record and reputation of the applicant and its associated persons. The applicant pays the full cost of the background investigation. There is no limit on the cost or duration of the background investigation and the length or delay in the approval process may have a material, adverse impact on the ability of the casino to timely obtain its gaming license. Applicants who do not provide all requested information during a background investigation may be denied a gaming license. In addition, all persons loaning monies, goods or real or personal property to a licensee or applicant, or entering into any agreement with a licensee or applicant, must provide any information requested by the Colorado Gaming Division or the Colorado Gaming Commission; and in the discretion of the Colorado Gaming Division or the Colorado Gaming Commission, these persons must supply all information relevant to a determination of any such person's suitability for licensure and must submit to a full background investigation if ordered by the Colorado Gaming Commission. Failure to promptly provide all information requested or to submit to a suitability or background investigation may result in:

         o    the denial of a gaming license application;

         o    the suspension or revocation of an existing license;

         o termination of any lease, note arrangement or agreement between the applicant or licensee and the person requested to provide the information; and

         o    other sanctions such as the imposition of fines.

         Applicants and licensees may be required by the Colorado Gaming Commission to pay the costs of background, suitability or other investigations associated with the applicant or licensee. Investigations for suitability, background or any other reason may delay the license application or the performance under any agreement with a licensee. All agreements, contracts, leases and arrangements in violation of the Colorado Limited Gaming Act or the rules are void and unenforceable. If the Colorado Gaming Commission determines that a person or entity is unsuitable to own interests in the gaming licensee, then the applicant and/or licensee could be sanctioned, which may include the loss by the casino of approvals or licenses.

         In addition, the Colorado regulations prohibit a licensee or affiliated company thereof from paying dividends, interest or other remuneration to any unsuitable person, or recognizing the exercise of any voting rights by any unsuitable person. Further, the casino may repurchase the shares of anyone found unsuitable at the lesser of cost or fair market value with indebtedness subordinated to the notes and the second mortgage notes held by Hyatt Gaming.

         In addition to its authority to deny an application for a license based on suitability, the Colorado Gaming Commission has jurisdiction to disapprove a change in corporate position of the licensee and may have such authority with respect to any entity or person which is required to be found suitable by the Colorado Gaming Commission. The Colorado Gaming Commission has the power to require the licensee to suspend or dismiss managers, officers, directors and other key employees, or sever relationships with other persons who refuse to file appropriate applications or to whom the authorities find unsuitable to act in such capacity; and may have such power with respect to any entity which is required to be found suitable. Specifically, it should be noted that there are limited exceptions applicable to licensees that are publicly traded entities and, generally speaking, no person, including persons who may acquire an interest in a licensee in a foreclosure, may sell, lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Gaming Commission after investigation by the Colorado Gaming Division.

         Persons found unsuitable by the Colorado Gaming Commission may be required to terminate immediately any interest in, association or agreement with, or relationship to a licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant also may jeopardize the licensee's license or the applicant's application. The grant of a license may be conditioned upon the termination of any relationship with unsuitable persons.

         Licensees have a continuing duty to report to the Colorado Gaming Commission and the Colorado Gaming Division information concerning persons with a financial or equity interest in the licensee, or who have the ability to control or exercise a significant influence over the licensee, or who loan money to the licensee. Therefore, the requisite information regarding the holders of the notes and warrants will have to be periodically reported to the Colorado Gaming Commission and the Colorado Gaming Division.

         Under Colorado law, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three retail gaming licenses in Colorado. The Colorado Gaming Commission has defined when a person is considered to have an interest in a licensee for purposes of this multiple-license prohibition.

         CONVEYANCE. With limited exceptions applicable to licensees that are publicly traded entities, no person may sell, lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Gaming Commission. Also, no person may own gaming equipment without being licensed. Such prohibition could impair the ability of the holders of the first mortgage notes to liquidate our assets upon any foreclosure of the liens securing the notes.

         There cannot be a change in our control without the Colorado Gaming Commission's prior approval. Also, there can be no change in our capital stock without the Colorado Gaming Commission's prior approval.

         All agreements, contracts, leases or arrangements in violation of applicable Colorado law or regulations are void and unenforceable. The Colorado Gaming Commission or the Director of the Colorado Gaming Division may require changes in gaming contracts (which are any agreements with a licensee, such as the indenture governing the first mortgage notes) or termination of a gaming contract.

         RULE 4.5. In addition to the other requirements of the gaming laws, the Colorado Gaming Commission has enacted a special rule, Rule 4.5, which imposes additional requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licensees in Colorado owned directly or indirectly by publicly traded corporations. We will be deemed a "publicly traded corporation" under Rule 4.5 at any time that we are required to file periodic reports under the Securities Exchange Act of 1934. While we are deemed "publicly traded" for purposes of Rule 4.5, the following provisions will apply.

         Under Rule 4.5, licensees to whom Rule 4.5 applies must include in their articles of organization or similar charter documents certain specified provisions that:

         o restrict the rights of the licensee to issue voting interests or securities except in accordance with the Colorado gaming laws;

         o limit the rights of persons to transfer voting interests or securities of a licensee except in accordance with the Colorado gaming laws; and

         o provide that holders of voting interests or securities of a licensee found unsuitable by the Colorado Gaming Commission may be required to sell their interests or securities back to the issuer at the lesser of, in general terms, the holder's investment or the market price as of the date of the finding of unsuitability. Alternatively, and with authorization by the Colorado Gaming Commission, the holder may, in limited circumstances, transfer the voting interests or securities to a suitable person as determined by the Colorado Gaming Commission. Until the voting interests or securities are held by suitable persons:

              o   the issuer may not pay dividends or interest on them;

              o the interests or securities may not be voted or entitled to any vote and they may not be included in the voting of securities of the issuer; and

              o the issuer may not pay any remuneration in any form to the holder of the securities or interests.

Our Amended and Restated Articles of Incorporation contain these provisions.

         Under Rule 4.5 persons who acquire direct or indirect beneficial ownership of:

         o 5% or more of any class of voting securities of a publicly traded corporation involved in gaming in Colorado; or

         o 5% or more of the beneficial interest in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee must notify the Colorado gaming authorities within 10 days of such acquisition, are required to submit all requested information and are subject to a finding of suitability. All persons who fall under these requirements are referred to in this discussion as "qualifying persons." Licensees must notify any qualifying persons of these requirements. A qualifying person whose interests equal 10% or more must apply to the Colorado Gaming Commission for a finding of suitability within 45 days after acquiring these securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

         A qualifying person who is an institutional investor under Rule 4.5 and whose interests equal 15% or more must apply to the Colorado Gaming Commission for a finding of suitability within 45 days after acquiring the interests. A qualifying person who is an institutional investor and whose interests equal 10% or more, but less than 15%, may not be required to apply for suitability, provided the person fulfills certain reporting requirements.

         Rule 4.5 requires persons found unsuitable by the Colorado Gaming Commission to be removed from any position as an officer, director, shareholder or employee of a licensee, or from a holding or intermediary company of a licensee. Unsuitable persons also are prohibited from any beneficial ownership of the voting securities of any of those entities. Licensees, or affiliated entities of licensees, are subject to sanctions for paying dividends to persons found unsuitable by the Colorado Gaming Commission, or for recognizing voting rights of, or paying a salary or any remuneration for services to, unsuitable persons. Licensees or their affiliated entities also may be sanctioned for failing to pursue efforts to require unsuitable persons to relinquish their interests. The Colorado Gaming Commission may determine that anyone with a material relationship to a licensee, or affiliated company, must apply for a finding of suitability.

         TAXES. The amendment to the Colorado State Constitution further provides that, in addition to any other applicable license fees, up to a maximum of 40% of the adjusted gross proceeds of gaming operations may be payable by a licensee for the privilege of conducting limited gaming in the State of Colorado. Adjusted gross proceeds of gaming operations is generally defined as the total amounts wagered, less all payments to players. With respect to games of poker and other table games, adjusted gross proceeds of gaming operations means those sums wagered in a hand retained by the licensee as compensation, which must be consistent with the minimum and maximum amounts established by the Colorado Gaming Commission. Currently the gaming tax on adjusted gross proceeds of gaming operations is .25% on adjusted gross gaming proceeds of up to and including $2 million, 2% over $2 million up to and including $4 million, 4% over $4 million up to and including $5 million, 11% over $5 million up to and including $10 million, 16% over $10 million up to and including $15 million, and 20% over $15 million. The gaming tax is paid monthly with licensees required to file returns by the 15th of the following month. Gaming taxes are established as of July 1st for the following 12 months.

         ANNUAL DEVICE FEES. The Colorado Gaming Commission also establishes gaming device fees annually on each slot machine, blackjack table and poker table operated by a licensee. These fees are set to pay the costs of certain on-going regulation by the Colorado Gaming Division. The municipalities of Central City, Black Hawk and Cripple Creek also assess and collect their own device fees. The current annual device fee in Black Hawk is $750 per device. There is no statutory limit on state or city device fees, which may be increased at the discretion of the State or the applicable city. The state device fee is not prorated; a device used at any time during the year is assessed the full state fee. Local device fees may be prorated according to device usage; Black Hawk currently prorates device fees such that any device used at any time during a calendar quarter is subject to the device fee for such calendar quarter. In addition, a business improvement fee of approximately $90 per device and a transportation impact fee of approximately $155 per device also may apply, depending upon the location of the licensed premises. Our casino is currently not subject to the business improvement fee.

         ALCOHOL. The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by state and local authorities. Alcoholic beverage licenses are revocable and non-transferable. State and local licensing authorities have full power to deny, limit, condition, suspend or revoke any such licenses. Persons or entities which directly or indirectly own 10% or more of a licensee will be required to complete applications and submit certain personal and financial information and be subject to investigation. Violation of the state alcoholic beverage laws may constitute a criminal offense and violators may be subject to criminal prosecution, incarceration and fines.

         There are various classes of retail liquor licenses under the Colorado State Liquor Code. A retail gaming tavern license or restaurant liquor license may be issued to persons who are licensed as a limited gaming establishment under Colorado law. A retail gaming tavern licensee may sell malt, vinous or spirituous liquors only by individual drinks for consumption on the premises, and must also make available sandwiches or light snacks or contract with concessionaires to provide food services within the same building as the licensed premises. A restaurant liquor license requires the service of meals and that at least 25% of the total of food and beverage sales come from the sale of food. In no event may any person hold, or have an interest in, more than three retail gaming tavern licenses. Also, a person may not have an interest in more than one class of liquor license. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before and approval by the local liquor licensing authority. In Black Hawk, the licensing authority is the Black Hawk Board of Aldermen. The Colorado Department of Revenue, through its Liquor Enforcement Division, also must approve the application.

         RELATED MATTERS. In 1994, Colorado voters refused by a margin of 92% to 8% to permit limited gaming in Manitou Springs (located near Colorado Springs and Cripple Creek) and the placement of slot machines in airports. On November 5, 1996, Colorado voters defeated by a margin of 69% to 31% a proposal to allow gaming in the community of Trinidad, located on the Colorado-New Mexico border. There can be no assurance, however, that additional gaming will not be authorized.

         In 1997 the state legislature passed, but the Governor vetoed, a bill that would have permitted video lottery terminals in dog and horse race tracks as well as casinos, under certain terms and conditions. Video lottery terminals are games of chance, similar to slot machines, in which the player pushes a button that causes a random set of numbers or characters to be displayed on a video screen. Depending on the display, the player may be awarded a ticket, which can be exchanged for cash or playing credit. There can be no assurance that similar legislation permitting video lottery terminals in dog and horse race tracks or other venues will not be considered in the future. For example, in January 1998, three gaming-related bills were proposed in the State of Colorado. The first of these bills would require that any proposed casino structure with gross square footage exceeding 60,000 square feet obtain the approval of the State Historical Society prior to construction. This bill was defeated in the Senate. Such legislation, or future legislation, if passed, could significantly delay or prevent the completion of our casino or require substantial size or design changes for our casino in order to conform to any conditions to approval by the State Historical Society or other similar regulatory agency. The second bill, which was the subject of an initial hearing in the Senate and is similar to the 1997 proposed legislation vetoed by the Governor, would provide for the installation of up to 500 video lottery terminals in each of the State's five horse and dog racing tracks. The Governor, to date, has consistently resisted an expansion of gaming through the device of video lottery terminals. The third bill, introduced to prevent the installation of video lottery terminals by specifically defining video lottery terminals as slot machines, was defeated in committee by the House of Representatives. Legislation permitting or requiring the installation of video lottery terminals at horse and dog racing tracks or elsewhere, or future initiatives, if passed, could significantly increase the competition for gaming customers, thereby adversely affecting business in the Black Hawk market, including the business of our casino. Additionally, there can be no assurance that there will be no legislation or future promulgation of regulations by the Colorado Gaming Commission that would impose additional restrictions, raise taxes, subject to constitutional limitations, impose prohibitions on, or assess increased device fees or impose additional fees with respect to, our business. A new governor was elected in 1998 and has taken office. The new governor may approach limited gaming expansion differently than his predecessor. If he does so, it may have a material adverse effect on the Black Hawk market.

         Federal legislation was enacted that established a National Gambling Impact and Policy Commission to study the economic impact of gambling on the United States, the individual states and Native American tribes. Additional federal regulation may result from hearings by the National Gambling Impact and Policy Commission. Any new federal or state legislation could have a material adverse effect on us.

MATERIAL AGREEMENTS

         CASINO MANAGEMENT AGREEMENT. We entered into a casino management agreement with Hyatt Gaming on February 2, 2000, which was amended on March 14, 2000. Under the terms of the casino management agreement, Hyatt Gaming will operate and manage our casino. Hyatt Gaming may obtain the services of Hyatt Gaming affiliates to the extent necessary for Hyatt Gaming to perform its obligations under the casino management agreement. Hyatt Gaming intends to enter into a consulting agreement with its affiliate, Hyatt Gaming Services, LLC, to perform obligations under the casino management agreement. Hyatt Gaming will retain full responsibility and liability for performance of all obligations under the casino management agreement and will cause Hyatt Gaming Services to perform under its consulting agreement in accordance with the terms and provisions of the casino management agreement. Hyatt Gaming Services provides gaming services to Hyatt Gaming and other Hyatt companies.

         Construction, Furnishing and Equipping, Pre-Opening and Opening of our Casino. Under the casino management agreement, we must engage and retain, at no expense to Hyatt Gaming or its affiliates, the architects, designers, specialists and contractors necessary to plan and complete our casino and to design, select, purchase and install the furniture, fixtures and equipment. Under the casino management agreement, Hyatt Gaming has reserved the right to approve or to waive its right to approve our choices of architects, designers, specialists and contractors. Hyatt Gaming has waived its right to approve Steelman, Ltd. as the architect, PCL as the general contractor, Blattner as the excavation contractor and Building Sciences as the construction manager. Hyatt Gaming will consult with us, Steelman, Ltd. and other consultants, at our request, to provide technical assistance in connection with the planning and completion of our casino. For such services, we will pay Hyatt Gaming a technical assistance services fee of $150,000, payable as follows:

         o    $100,000 on the commencement of construction of our casino, and

         o    $50,000 on the opening date of our casino.

         In addition, we will reimburse Hyatt Gaming for its reasonable out-of-pocket expenses incurred directly in connection with the performance of technical assistance services under the casino management agreement. If the casino management agreement terminates at any point, all earned but unpaid technical assistance service fees will become due and payable.

         Hyatt Gaming has waived its right to approve our preliminary design plans, which include the "design program" for our casino. The "design program" for our casino cannot be altered without our mutual agreement with Hyatt Gaming or Hyatt Gaming's waiver of its right to approve. Hyatt Gaming has the right to approve or to waive approval of any additional and/or more detailed drawings, plans and specifications for our casino, but only as to design functionality, aesthetics and interior and exterior finishes consistent with Hyatt standards and consistent with the preliminary design plan. In addition, Hyatt Gaming has the right to approve or to waive approval of any material changes to the financing for the construction, equipping and opening of our casino.

         In addition, all reviews and approvals by Hyatt Gaming under the terms of the casino management agreement are for the sole and exclusive benefit of Hyatt Gaming, and no other person or party has the right to rely on any such reviews or approvals.

         Pre-Opening Budget. The pre-opening costs and expenses will be those incurred during the pre-opening period for the staffing of our casino, for pre-opening promotion and advertising and for the organization of our casino's operations and services. Hyatt Gaming may not, without our approval, incur aggregate pre-opening expenses for our casino in excess of $3.0 million. This budgetary limit assumes that our casino's construction will commence no later than September 14, 2000, and that the opening date of our casino will not be later than March 14, 2002. Construction of our casino commenced in August 2000.

         Subject to some limitations, Hyatt Gaming has the right, in our name, to enter into contracts for pre-opening expenses and we will be liable for the payment of obligations incurred in connection with such contracts. Alternatively, Hyatt Gaming may, in its own name, incur and pay such pre-opening expenses, in which case we will reimburse Hyatt Gaming for such pre-opening expenses.

         Duties of the Manager. Under the casino management agreement, Hyatt Gaming will operate our casino, as our agent. We and Hyatt Gaming have structured our relationship under the casino management agreement to create an agency coupled with an interest so that it is irrevocable except under the terms of the casino management agreement.

         The obligation of Hyatt Gaming to operate, maintain and manage our casino will include, without limitation, managing the facility in a manner that is consistent with the Colorado liquor and gaming laws and regulations, marketing and advertising services, collection and payment services, service bureau payroll/personnel systems, establishment and implementation of accounting and cost controls, legal services, security services and establishment and implementation of policies and procedures for the operation of our casino.

         Term. The original term of the casino management agreement commenced on February 2, 2000 and will continue until the fifteenth anniversary of the opening date of our casino, unless terminated sooner by either us or Hyatt Gaming. Hyatt Gaming has the right to extend the original term for two successive periods of five years each. In order to renew, Hyatt Gaming must provide us with notice at least six months but no more than twelve months prior to the end of the term in force, and Hyatt Gaming must not have committed an uncured event of default. Renewal terms will be on the same terms, covenants and conditions as set forth in the casino management agreement for the original term. It is a condition of the exercise by Hyatt Gaming of any renewal option that the simple average annual percentage return on cash equity in our casino, as of the date such renewal option is exercised, is equal to or greater than 15%.

         Compensation. For each fiscal year, Hyatt Gaming will receive a basic fee equal to 3% of the adjusted gross receipts of our casino and an incentive fee equal to 5% of the earnings before interest, taxes, depreciation and amortization for the appropriate fiscal year. For this purpose, adjusted gross receipts mean the adjusted gross proceeds of our casino as defined by the Colorado Limited Gaming Act with certain adjustments to include income from sources other than gaming, less all gaming taxes. The incentive fee will be paid only to the extent that the earnings before interest, taxes, depreciation and amortization is a positive number, and will be subordinated and deferred as set forth in the indenture governing the first mortgage notes.

         Termination. Within 30 days after the loss of a Hyatt Gaming license relating to our casino, we would have the right to terminate the casino management agreement upon delivery of written notice by us to Hyatt Gaming of such termination. If Hyatt Gaming does not manage our casino profitably or does not otherwise meet performance criteria, we do not have the ability to terminate the casino management agreement on that basis.

         Hyatt Gaming has the right to terminate the casino management agreement after written notice of termination in the event that:

         o    we do not open our casino by March 14, 2002;

         o    a loss of license event occurs with respect to a project license;
              or

         o a loss of license event occurs with respect to Hyatt Gaming or its affiliates with respect to another casino as a result of Hyatt Gaming's management of our casino or investment in the second mortgage notes.

         In addition, we have the right to terminate the casino management agreement in connection with any sale of our casino to a third party unaffiliated with us or any of our shareholders after the third anniversary of the opening date of our casino upon written notice and within certain time limitations. A termination fee must be paid to Hyatt Gaming. The termination fee generally is equal to the product of six times the average of the annual management fees earned by and payable to Hyatt Gaming during the three fiscal years immediately preceding the termination date.

         Notwithstanding any termination of the casino management agreement in accordance with the above provisions, we would continue to be liable to Hyatt Gaming for the payment of all fees and other amounts due or accrued to Hyatt Gaming under the casino management agreement to the date of such termination.

         Events of Default. Upon an event of default, the non-defaulting party may give the defaulting party notice of intention to terminate the casino management agreement. Once an expiration period of fifteen days has passed, the casino management agreement would end. Some significant events of default are as follows:

         o failure to pay the other party amounts due within fifteen days of notice of such failure; or

         o failure to perform in any material respect, with certain exceptions, the terms, covenants, undertakings, obligations or conditions set forth in the casino management agreement, after proper notice of the failure; or

         o any default under the subordinated loan agreement or certain provisions of the intercreditor, subordination and collateral agreement; or

         o insolvency or failure to pay debts as they become due by either party; or

         o    assignment by either party for the benefit of its creditors; or

         o commencement of a bankruptcy or similar proceeding or a proceeding to appoint a receiver or similar official; or


         o any default under any hotel management agreement we subsequently enter into with Hyatt Gaming.

         Assignment. Hyatt Gaming may assign or delegate any or all of its rights or obligations under the casino management agreement, without our consent, to any assignee affiliate or may assign all of its rights and obligations under the casino management agreement to any assignee who also acquires all, or substantially all, of the gaming or hotel assets of Hyatt Corporation or the affiliated group, as defined in Section 1504 of the Internal Revenue Code of 1986, as amended, of which Hyatt Corporation is a member and assumes its obligations, including those under the casino management agreement. Upon an assignment or delegation, Hyatt Gaming's obligations under the casino management agreement would terminate unless the assignment is to an affiliate assignee. If the assignment or delegation is to an affiliate assignee, Hyatt Gaming's obligation will continue as if the assignment had not taken place. The assignment by Hyatt Gaming of its rights under the casino management agreement beyond what is provided above requires our approval.

         We have the right to sell, hypothecate or convey our casino or any portion of our casino, or to assign our interest in the casino management agreement with the prior approval of Hyatt Gaming. For these purposes a change of control will be considered an assignment.

         Indemnification. Hyatt Gaming will indemnify and hold harmless us and our shareholders, directors, officers, employees and agents from any damages, liabilities, costs, claims or expenses, including attorney's fees, attributable to Hyatt Gaming's or any Hyatt Gaming affiliate's gross negligence, willful misconduct, willful or reckless violation of any legal requirements or breach of the casino management agreement, or based on any self-insurance placed with Hyatt Gaming in accordance with a Hyatt Gaming self-insurance bid accepted by us. The cost of such indemnification will be borne solely by Hyatt Gaming or such Hyatt Gaming affiliate, as the case may be. If the loss is attributable to any other reason or cause, the cost of such indemnification will be paid by Hyatt Gaming out of our operating accounts and will be charged against adjusted net profits and earnings before interest, taxes, depreciation and amortization, and will be without recourse to Hyatt Gaming or its affiliates.

         We will indemnify and hold harmless Hyatt Gaming and its affiliates and their respective directors, officers, employees and agents from any and all liabilities, losses, damages, costs and expenses arising out of or incurred in connection with the management and operation of our casino or Hyatt Gaming's position as our agent which are not covered by insurance. This indemnity does not include losses attributable to gross negligence, willful misconduct, willful or reckless violations of legal requirements or breach of the casino management agreement by Hyatt Gaming, its affiliates or their employees or agents.

         Non-Competition. If we or any affiliate owns, develops, operates or franchises any other casino in Black Hawk or Central City, Hyatt Gaming will continue to have the right to exercise its renewal options under the casino management agreement; provided, that the renewal threshold will be reduced from a 15% to 10% simple average annual percentage return on cash equity after the first full year of operation of such casino. Notwithstanding the foregoing, Hyatt Gaming will have the exclusive right of first refusal to manage, in accordance with the terms of the casino management agreement, any gaming or hotel facility owned, developed or operated by us or any of our beneficiaries or their respective affiliates that is located on or utilizes any portion of our casino or the site related property. We have the right, subject to a first refusal by Hyatt Gaming, to operate any additional casino project on the site related property through an independent unaffiliated third party casino management company.

         Hyatt Gaming has agreed that neither Hyatt Gaming nor any of its affiliates will develop, operate or franchise any other casino bearing the name "Hyatt" at any time during the term of the casino management agreement anywhere within the State of Colorado. Notwithstanding the foregoing, if Hyatt Gaming or a Hyatt Gaming affiliate controls or shares control as a developer or owner of a casino in Denver, Colorado or within a five-mile radius of those city limits, Hyatt Gaming must offer us the opportunity to invest cash equity in order to acquire up to 45% of Hyatt

Gaming's or such Hyatt Gaming affiliate's ownership interest in such casino on market terms. If such offer is made, Hyatt Gaming or an Hyatt Gaming affiliate will be free to develop and operate such casino which can bear the name "Hyatt," regardless of whether we accept Hyatt Gaming's offer. These restrictions will lapse and be of no further force or effect from and after the expiration or earlier termination of the casino management agreement.

         Bankruptcy. We have agreed that we will not commence or consent to any case, proceeding or other action (1) seeking reorganization, arrangement, adjustment, liquidation, dissolution or composition of our company, or of its debts, under any law relating to bankruptcy, insolvency, reorganization or relief of debts, or (2) seeking appointment of a receiver, trustee or similar official for us, or for all or any part of our property.

         SUBORDINATION, NON-DISTURBANCE AND ATTORNMENT AGREEMENT. We have entered into a subordination, non-disturbance and attornment agreement with Hyatt Gaming and the trustee under the indenture governing the first mortgage notes, on behalf of the holders of the notes. Under this agreement, Hyatt Gaming agrees that the casino management agreement, including, without limitation, Hyatt Gaming's rights to payment of any amounts, Hyatt Gaming's rights and remedies and Hyatt Gaming's liens and other interest, is and will be subject and subordinate to the indenture governing the first mortgage notes, the deed of trust and the other documents governing the first mortgage notes. Notwithstanding the foregoing, we may pay Hyatt Gaming amounts under the casino management agreement as they come due; however, we may not pay incentive fees payable under the casino management agreement during periods when the indenture governing the first mortgage notes prohibits us from making such payments under the casino management agreement. Any such obligations which are due under the casino management agreement but which we are restricted from paying will accrue interest at the second mortgage note rate. During such restricted periods, however, the basic fee and other amounts due to Hyatt Gaming under the casino management agreement will continue to be paid by us. If we do not continue to pay such amounts, Hyatt Gaming may terminate the casino management agreement.

         Non-Disturbance and Attornment. As long as no default exists which would allow us to terminate the casino management agreement, neither we nor the trustee will terminate the casino management agreement, and Hyatt Gaming's right to manage our casino in accordance with the terms of the casino management agreement will not be interfered with by any action of foreclosure upon the security, title or other interest granted by the deed of trust or any other documents governing the notes. In addition, should the land on which our casino will be built, comprising trust property under the deed of trust, be acquired by another party in connection with foreclosure under the deed of trust, Hyatt Gaming retains its rights under the casino management agreement against the new owner. Hyatt Gaming agrees to attorn to the new owner upon the foreclosure under the deed of trust.

         Miscellaneous. If an event of default occurs under any of the documents governing the first mortgage notes, the trustee has a right, prior to foreclosure, to assume all of our rights under the casino management agreement. The trustee also has a cure period after an event of default caused by us before Hyatt Gaming can begin actions in response to the default. In the event of distribution of our assets to creditors by reason of a receivership, dissolution or bankruptcy proceeding, Hyatt Gaming is subordinate in payment to the holders of the first mortgage notes, but has the right to terminate the casino management agreement, unless all amounts, other than the incentive fee, are paid to it currently. The subordination of obligations to Hyatt Gaming under the subordination, non- disturbance and attornment agreement will continue until all holders of the first mortgage notes are paid in full in cash.

         ARCHITECT'S AGREEMENT. On January 31, 2000, Windsor Woodmont, LLC entered into an architect's agreement with Paul Steelman, Ltd., which has been assigned to us, whereby Steelman, Ltd. will provide complete architectural and interior design services for our casino. It further provides that Steelman, Ltd. will coordinate the design, development and construction of our casino. Under this agreement, Steelman, Ltd. is required to obtain and maintain a professional liability insurance policy that must cover project-specific errors and omissions.

         Services Provided. Under the agreement the basic services provided by Steelman, Ltd. include schematic design, design development, construction documents, bidding or negotiation and construction/administration of the construction contract. Steelman, Ltd. also has the right to request the addition of any consultants to the project it reasonably believes are necessary which could increase the total cost of our casino.

         Fees. For the performance of its services, Steelman, Ltd. will be paid a total of $2.0 million, consisting of an initial payment of $500,000 and the balance to be paid monthly on a percentage completion basis. It is agreed that $200,000 of the $1.5 million balance will be allocated for cost reimbursement. Compensation for reimbursement will be computed as a multiple of one times the expenses incurred. In the event that Steelman, Ltd. provides additional authorized and approved services, it will be compensated by us on terms mutually determined. This is not a guaranteed maximum price contract.

         Architect Designs. Under the architect agreement, Steelman, Ltd. will be deemed the author and owner of the designs and retains all common law, statutory and other reserved rights in the designs. Steelman, Ltd. has licensed these designs to us for use in connection with our casino under this agreement. Upon the termination of the architect's agreement, the license will terminate and we must return all originals of the designs and refrain from making further reproductions, except that we can utilize the design documents when necessary for effecting repairs to the project. Any new architect hired would, therefore, be required to reproduce such designs. Furthermore, we cannot pledge our license to these designs without the consent of Steelman, Ltd.

         Indemnification. We have agreed to indemnify and hold harmless Steelman, Ltd. in connection with any claims, suits, etc. arising out of unauthorized use, reuse or modification of the designs.

         Termination and Assignment. If the architect services or the construction of our casino is stopped for more than 90 consecutive days, Steelman, Ltd. may terminate this agreement by giving not less than seven days written notice. The architect's agreement may also be terminated by either party upon not less than seven days written notice should the other party fail to substantially perform through no fault of the party initiating termination. We cannot assign the architect's agreement without the written consent of Steelman, Ltd. However, we are permitted to assign the architect's agreement to an institutional lender providing financing to our casino or to any affiliate of our casino. In addition, we cannot assign any license grant to use the architect designs without the prior written agreement of Steelman, Ltd.

         All contracts relating to the construction of our casino, including the architect's agreement, have been assigned as security for the first mortgage notes.

         CONSTRUCTION MANAGEMENT AGREEMENT. The construction management agreement between Windsor Woodmont, LLC and Building Sciences, Inc. dated February 1, 2000, as amended, which has been assigned to us, provides that Building Sciences will provide construction consulting and management services for the design and construction of our casino. Building Sciences' services during the pre-construction phase commenced in March 2000. Their services will continue through the term of the construction agreement with PCL. The fee to Building Sciences under the construction management agreement is $330,000. Additionally, Building Sciences will be reimbursed by us for the direct cost of all out-of-pocket expenses. The fee is subject to mutually agreed upon adjustments if there is a material change in the scope of the project or the period of time in which Building Sciences' services are to be performed. The construction management agreement can be terminated by us or Building Sciences upon ten days written notice.

         All contracts relating to the construction of our casino, including the construction management agreement, have been assigned as security for the first mortgage notes.

         CONSTRUCTION AGREEMENT. The construction agreement between Windsor Woodmont, LLC and PCL Construction Services, Inc., dated January 11, 2000, which has been assigned to us, provides that PCL, directly and indirectly through various subcontractors, will build our casino, excluding the excavation work, which is being performed by Blattner. PCL may only subcontract work to subcontractors who are approved by us and Steelman, Ltd. Steelman, Ltd. also has certain rights under the construction agreement to approve work to be done by PCL.

         Date of Commencement. The date of commencement of the construction agreement was March 16, 2000; however, PCL did not perform any work at or upon the project site until receipt of a written construction notice to proceed, which we issued on July 31, 2000. PCL commenced performance of the work at or on the project site in August 2000.

         Completion Requirements. The construction agreement requires PCL to substantially complete the project within 532 days of receipt of the pre-construction notice to proceed, which was issued on March 16, 2000. The project will not be considered to be substantially completed unless we can occupy or utilize the facility for its intended use and a temporary certificate of occupancy for the project has been issued by the appropriate governmental authority. PCL is not responsible for delays by the City of Black Hawk in issuing the certificate of occupancy.

         To discourage delays, we require PCL to pay liquidated damages for each calendar day substantial completion is delayed of $5,000 per day for the first seven days of delay and $10,000 per day for any delay after the initial seven-day period. PCL's aggregate liability for any and all liquidated damages is limited to a maximum of $250,000.

         Guaranteed Maximum Price. Subject to certain conditions, PCL has also guaranteed to us that the cost of the project will not exceed $42.56 million. The guaranteed cost and/or the substantial construction completion date will be adjusted in the following circumstances:

         o there is a change in the architectural drawings and specifications which represents a scope change in the architectural requirements, which could occur during either the preliminary or final stage of creating the drawings and specifications as defined by the construction agreement;

         o there is a change in construction work that is required which represents a substantial change in the construction work originally agreed, and the work change is requested following the proper procedures under the construction agreement;

         o there is an excusable event such as, among others, delays resulting from our acts or omissions to the extent such delays arise from circumstance beyond the reasonable control and without the fault or negligence of PCL, acts of God, fires, explosions, etc., occurrence of a change of law and discovery of any pre-existing hazardous substances at the site;

         o there is a difference between the actual costs for work done and the allowances as provided for under the agreement which would result in an adjustment in the guaranteed maximum price; and

         o under certain circumstance, we require use of a subcontractor whose bid is outside the requirements under the guaranteed maximum price.

         Contract Sum. Under the construction agreement, we will pay PCL a contract sum for its performance. The contract sum will consist of the cost of the work and a fee of 5% of the cost of the work, except as limited by the guaranteed maximum price. In addition, PCL is entitled to an amount equal to 5% of an increase in the cost of the work directly attributable to an approved change order in order to reimburse PCL for its actual home office overhead costs incurred as a result of the change.

         If an agreed upon work change would increase the guaranteed contract price by more than $200,000, we must deliver evidence of sufficient financial arrangements or PCL will be entitled to terminate its work. In addition, if the contract sum is less than the guaranteed maximum price, the savings will be shared with 75% to us and 25% to PCL, provided PCL's share will not exceed $250,000.

         Failure to Meet Completion Date. In the event that PCL fails, or appears likely to fail, to complete the work on time, we have the right to impose any or all of the following options:

         o require PCL within 14 working days to substantiate its capability to get back on schedule;

         o require PCL to increase its work force, work overtime and/or extra shifts and do whatever else is required by them until PCL gets back on schedule to complete its work by the scheduled completion date;

         o withhold payment of fees, until such time as PCL returns to schedule; and/or

         o contact or visit the factory, plant or distribution center whose production or delivery schedule may be critical to the scheduled completion of a portion of the work, and expedite same, at PCL's expense.

         Termination. PCL may terminate the construction agreement if there are repeated suspensions, delays or interruptions by us constituting in the aggregate more than the lesser of the total number of days scheduled for completion of the agreement or 120 days in any 365-day period. PCL may also terminate the construction agreement if the work is stopped for 30 days through no fault of its own or the subcontractors for the following reasons, among others:

         o    issuance of an order of a court having jurisdiction;

         o    act of government; or

         o    we are guilty of a material breach of any of the agreements.

         We may terminate the construction agreement for cause or we may suspend the agreement for our convenience. Terminations by either party may have financial consequences to each party.

         Miscellaneous. PCL has obtained a payment and performance bond, for completion of the entire project.

         All contracts relating to the construction of our casino, including the construction agreement, have been assigned as security for the first mortgage notes.

         EXCAVATION AGREEMENT. The excavation agreement between Windsor Woodmont, LLC and D.H. Blattner & Sons, Inc. as most recently amended on December 31, 1999, which was assigned to us, provided that Blattner would perform all necessary excavation work and would be paid a contract sum of $8.7 million for performing the work under the excavation agreement. As of March 1, 2001, Blattner has been paid approximately $7.8 million under the agreement. The excavation agreement is not a guaranteed maximum price contract; rather, it is a stipulated sum contract. The excavation work was commenced by Blattner on July 1, 1998. The excavation work was subsequently suspended in November, 1998 when Windsor Woodmont, LLC was unable to obtain financing to complete the casino facility. The excavation work was re-commenced in March 2000.

         Completion Date. Under the excavation agreement, substantial completion of the work was required to occur not later than 147 calendar days after the date of re-commencement. If Blattner had failed to achieve substantial completion within the time period specified, liquidated damages would have been payable by Blattner. Conversely, if Blattner had achieved substantial completion prior to the end of the time period specified, it would have been entitled to a bonus payment of $2,000 multiplied by the number of calendar days by which the date Blattner achieved substantial completion preceded the required date. Blattner had substantially completed the excavation by August 31, 2000.

         Exemptions. Under the excavation agreement, there are certain circumstances that can give rise to an increase in the amount payable to Blattner or an extension of the date by which substantial completion must be achieved. These circumstances include:

         o a change in the excavation drawings and specifications which represents a "scope change" in the excavation requirements, as defined by the excavation agreement;

         o a change in the excavation work to be performed which represents a substantial change from the work originally required, and the work change is requested after the proper procedures are followed under the excavation agreement; and

         o an excusable event such as, for example, delays resulting from acts or omissions to the extent such delays arise from circumstances beyond the reasonable control and without the fault or negligence of Blattner, acts of God, fires, explosions, etc., occurrence of a change of law, and discovery of any pre-existing hazardous substances at the site.

         All contracts relating to the construction of our casino, including the excavation agreement have been assigned as security for the first mortgage notes.

         SUBDIVISION AGREEMENT. On December 29, 1997, the Board of Aldermen of the City of Black Hawk, after holding all necessary public hearings and having received a recommendation of approval from the Black Hawk Planning Commission, approved the final plat for the property on which our casino will be constructed, under which Windsor Woodmont, LLC dedicated property for Richman Street. Also on that date, Windsor Woodmont, LLC entered into the subdivision agreement, as amended, with the City of Black Hawk, under which we, as Windsor Woodmont, LLC's assignee, are required to dedicate an additional right-of-way for Richman Street, and to make certain improvements to Richman Street and to the portion of Highway 119 that abuts our property. We have assumed all obligations under the subdivision agreement.

         Public Improvements. The subdivision agreement requires us to dedicate and convey by special warranty deed, free and clear of all liens and encumbrances, sufficient additional right-of-way for Richman Street to construct a 40-foot wide right-of-way and to construct certain improvements to Richman Street, including, without limitation:

         o the construction of three 12-foot vehicular lanes with one and one-half foot curb and gutters on both sides of the street along the entire length of the property from Highway 119 to the northerly property boundary line;

         o the construction of rock-faced retaining walls and erosion control along the east side of the Richman Street improvements;

         o the construction of various sidewalks, street lighting, striping and signage; and

         o other necessary improvements to Richman Street as determined by the City of Black Hawk.

         The subdivision agreement also requires us to construct, in accordance with the approvals and requirements of the Colorado Department of Transportation and concurrence with the City of Black Hawk Public Works Department, some improvements to Highway 119. We are also responsible for constructing the signals necessary at the intersection of Richman Street and Highway 119, constructing and installing landscaping along the Richman Street and Highway 119 frontage in accordance with the landscaping plan approved by the City of Black Hawk and constructing and maintaining for perpetuity drainage improvements along the Richman Street and Highway 119 frontages. In addition, we have agreed to be responsible for the construction and maintenance of the channel improvements and flood control facilities that are required as a result of our request for a conditional letter of map revision permit from the Federal Emergency Management Agency. Further, in the event of an emergency requiring an immediate response by the City of Black Hawk related to flood control structures owned by us, we have agreed to reimburse and indemnify the City of Black Hawk for all costs and expenses associated with the City of Black Hawk's response to such emergency. Finally, we have agreed to install and complete, at our expense, all necessary water lines, sewer lines, fire hydrants, water or sewer distribution facilities, drainage structures and paved streets, including curbs and gutters, as approved by the Director of Public Works of the City of Black Hawk.

         Upon completion of the improvements, we must convey marketable title to the improvements to the City of Black Hawk, free and clear of all liens or encumbrances, including liens or encumbrances arising under the indenture governing the first mortgage notes. We are required to warrant the improvements for one year after certification by the Director of Public Works of the City of Black Hawk (or other appropriate party) that the improvements conform with specifications approved by the Director of Public Works, as appropriate, except that we must warrant water improvement for three years. Subject to a provision for force majeure, we are required to complete the improvements, including the required inspections of the improvements, by December 31, 2001. In addition, upon the City of Black Hawk's acceptance of the improvements, the City of Black Hawk will convey to us a certain portion of Richman Street as realigned, and certain rockbolt easements necessary for us to complete the development.

         Estimated Costs of the Improvements. The subdivision agreement requires us to bear the costs of the improvements, which we estimate will be approximately $836,108, which is included in the construction costs of our casino. This estimate of the cost of the public improvements is subject to increase based on a multitude of factors, including, without limitation:

         o the City of Black Hawk's ability to request the construction of any other necessary improvements to Richman Street, which request could materially increase our current estimate of the cost of the public improvements, and

         o the City of Black Hawk's ability to reserve the right to adjust the cost of the public improvements on an annual basis.

         Specifically, the City of Black Hawk has the right to increase the estimated cost based upon its review of any changes in the Construction Costs Index as published by the Engineering News Record. In addition, we will be required to reimburse the City of Black Hawk for certain costs and fees for services rendered in connection with the review of the subdivision of the land and an administrative fee not to exceed 15% of the actual costs of those services. We will also bear any expenses relating to the City of Black Hawk's engineering review. In addition, we have agreed to provide, at our expense, all the necessary engineering designs, surveys, field surveys and incidental services relating to the construction of the public improvements.

         Performance Guarantee. The subdivision agreement requires that our obligation to ensure the performance and completion of the public improvements be secured by an irrevocable letter of credit or other agreed upon securities to which the City of Black Hawk is the beneficiary. The amount of the irrevocable letter of credit or other agreed upon securities must be equal to 110% of the estimated costs of the public improvements. This collateral security requirement has been satisfied by an irrevocable letter of credit in the amount of $919,718. The estimated costs of the public improvements is a figure mutually agreed upon by the City of Black Hawk and us, but the City of Black Hawk may require that the amount be increased based on the final construction documents or to take into account any increases that the City of Black Hawk's estimate of the cost of the improvements may be subject. Specifically, the City of Black Hawk has reserved the right to increase the amount of the irrevocable letter of credit based on any annual adjustment to the cost of the public improvements. Such increases in the amount of the letter of credit could lead to increased costs and bank fees to us based on amendments to the letter of credit, as well as any reissuance of the letter of credit. The City of Black Hawk may draw upon the letter of credit to complete the improvements in the event we do not complete them by December 31, 2001, subject to the provision for force majeure. Upon completion of the improvements and the approval of the Director of Public Works of the City of Black Hawk, the City of Black Hawk will retain for one year at least 20% of the costs of improvements.

         Miscellaneous. The City of Black Hawk's remedies for breach of the subdivision agreement include, but are not limited to, refusing to issue a building permit or certificate of occupancy, the revocation of any building permit previously issued under which construction directly related to such building permit has not commenced, drawing upon the letter of credit or any other remedy available at law. We will be required to indemnify the City of Black Hawk and its representatives against any claims arising from our acts or these or our agents. We may not transfer or assign any of our rights or obligations under the subdivision agreement without the prior written consent of the City of Black Hawk.

EMPLOYEES

         We currently have six full-time, paid employees. All other personnel retained to provide services at our casino after we commence operations will be Hyatt Gaming employees trained by Hyatt Gaming. We believe Hyatt Gaming will be able to attract and retain a sufficient number of qualified individuals to operate our casino. However, we cannot assure you that Hyatt Gaming will be able to do so. Furthermore, we do not know whether or to what extent such employees will be covered by collective bargaining agreements. See "Item 1, Description of Business -- Special Risk Factors -- Hyatt Gaming may face difficulties in attracting and retaining qualified employees for our casino."

SPECIAL RISK FACTORS

         You should carefully consider the following risks, together with all other information included in this Annual Report. The realization of any of the risks described below could have a material adverse effect on our business, results of operations and future prospects and could limit our ability to pay interest and/or principal on the first mortgage notes.

         IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, we may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the "Commission"), in press releases and in reports to shareholders. The forward-looking statements included in this Annual Report are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that we will complete the development of our casino within budget, that we will be granted gambling and liquor licenses in a timely manner and that our casino will open in the Fall of 2001, that competitive conditions affecting our casino will not change materially or adversely, that market conditions affecting our casino will not change materially or adversely, that we will retain existing key management personnel, that our forecasts will accurately anticipate market demand and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         In addition, as disclosed elsewhere under other risk factors, our proposed business and operations are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The Private Securities Reform Act of 1995 contains a safe harbor for forward-looking statements on which we rely in making such disclosures. In connection with this safe harbor we are hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on our behalf. Any such statement is qualified by reference to the cautionary statements included in this Annual Report.

         THERE IS CURRENTLY NO TRADING MARKET FOR OUR SECURITIES. The first mortgage notes are our only securities which have been registered under the Securities Act of 1933. We do not intend to apply for a listing of the first mortgage notes on a securities exchange or on any automated dealer quotation system. There is currently no established market for the first mortgage notes and we cannot assure you as to the liquidity of any market that may develop for the notes, your ability to sell the notes or the price at which you would be able to sell the notes. If such markets were to exist, the first mortgage notes could trade at prices that may be lower than their principal amount or purchase price depending on many factors, including prevailing interest rates and the markets for similar securities.

         The liquidity of, and trading market for, the first mortgage notes also may be adversely affected by changes in the overall market for high yield securities and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, we cannot assure you that an active trading market will develop for the first mortgage notes.

         OUR SUBSTANTIAL DEBT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER OUR FIRST MORTGAGE NOTES, OUR OUTSTANDING WARRANTS OR OUR OTHER DEBT. We currently have a significant amount of debt. In addition to our obligation to pay principal and interest on the first mortgage notes, we are obligated under:

         o    the second mortgage notes held by Hyatt Gaming;

         o    the contemplated furniture, fixtures and equipment financing; and

         o the contemplated incurrence of the special improvement district bonds.

In addition, under the terms of the warrant agreement, we are obligated to repurchase the warrants which were issued in conjunction with the sale of certain notes. We will also be incurring other project costs, including construction and operating expenses in connection with developing, constructing and opening our casino.

         The following chart shows certain important credit statistics. The "Current" balances represent the actual balances as of December 31, 2000. The "As Adjusted" balances represent the "Current" balances plus the $20.8 million contemplated furniture, fixtures and equipment financing and the contemplated issuance of $3.0 million of special improvement district bonds by the City of Black Hawk:

                                        Current        As Adjusted
                                        -------        -----------
                                          (Dollars in millions)
Total amount of debt (including
mandatorily redeemable                   $124.9           $148.7
     preferred stock)
Stockholders' equity                     $  1.8           $  1.8
Total debt to equity ratio                 69.4x            82.6x

         Our substantial debt could have important consequences for you. For example, it could:

         o make it more difficult for us to satisfy our obligations with respect to our existing notes;

         o increase our vulnerability to general adverse economic and industry conditions;

         o require us to dedicate a substantial portion of our cash flow from operations to service our debt, thereby reducing funds available for other business purposes;

         o limit, along with the financial and other restrictive covenants contained in our indebtedness, our ability to borrow additional funds;

         o limit our flexibility in planning for, and reacting to, changes in our business, including capital expenditures;

         o place us at a competitive disadvantage compared to our competitors that have less debt or a lower cost of capital; and

         o limit our ability to obtain additional future financing for working capital, capital expenditures, general corporate or other purposes.

         DESPITE OUR CURRENT DEBT LEVEL, WE MAY STILL BE ABLE TO INCUR MORE DEBT. THIS COULD INCREASE THE RISKS DESCRIBED ABOVE. We may be able to incur additional debt in the future. The indenture governing the first mortgage notes contains financial and other restrictive covenants, but does not fully prohibit us from incurring additional debt. We can incur debt for certain specific purposes, including in connection with the contemplated special improvement district bonds, the contemplated furniture, fixtures and equipment financing and standby letters of credit or surety bonds. Additionally, if certain conditions are met, we can incur additional debt in connection with the construction of a hotel tower and related amenities. If new debt is added to our current levels, the related risks that we and you now face could increase.

         WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH TO SERVICE OUR DEBT AND GROW OUR BUSINESS. OUR INABILITY TO GENERATE ADEQUATE CASH OR REFINANCE OUR DEBT MAY IMPACT OUR ABILITY TO REPAY THE FIRST MORTGAGE NOTES OR THE SECOND MORTGAGE NOTES, OR TO REPURCHASE OUR OUTSTANDING WARRANTS IN ACCORDANCE WITH THE WARRANT AGREEMENT. Our ability to make payments on or to refinance the first mortgage notes or the second mortgage notes, or to repurchase the warrants in accordance with the warrant agreement will depend on our ability to generate cash and secure financing in the future.

         Our ability to generate cash will depend upon:

         o    the successful and timely completion of our casino;

         o    our future operating performance;

         o    the demand for the services we provide;

         o    the state of the economy;

         o    competition, particularly in Black Hawk; and

         o regulatory and other factors affecting our operations and business.

Many of these factors are beyond our control.

         If the construction budget for our casino increases significantly or if we encounter delays in completing and opening our casino, we may not have the funds to make payments on the first mortgage notes or our other debt or to fulfill our obligation to repurchase the first mortgage notes under certain circumstances.

         It is difficult for us to predict with accuracy our casino's potential earning ability given the inherent uncertainties and variables in the factors affecting its earning ability. If our casino cannot generate sufficient cash flow, we may be forced to reduce or delay planned capital expenditures, restructure or refinance our debt or obtain additional equity capital. We might not be able to implement any of these alternatives on satisfactory terms or at all.

         WE COULD ENCOUNTER PROBLEMS DURING CONSTRUCTION THAT COULD DELAY CONSTRUCTION OR SUBSTANTIALLY INCREASE THE CONSTRUCTION COSTS REQUIRED TO BUILD OUR CASINO. The budgeted construction cost under our construction contract with PCL Construction Services, Inc. for the work to be completed by PCL is $42.6 million. The price and/or schedule of this agreement may be increased and/or extended if:

         o the plans and specifications for our casino change, or the project is otherwise delayed;

         o the project encounters geological, environmental, excavation or other unforeseen problems; or

         o other customary contingencies set forth in the agreements occur during construction.

         The construction of our casino involves significant risks such as cost overruns, delay in receipt of governmental approvals, changes in laws or regulations applicable to the project, private legal challenges, shortages of materials or skilled labor, labor disputes or work stoppages, unforeseen environmental or engineering conditions, conditions resulting from historical mining activities, natural disasters, construction scheduling problems and weather interferences. If any of these events occur, there could be a delay in the construction of our casino, a substantial increase in the costs related to the construction of our casino and/or a failure to complete the casino.

         We have deposited approximately $58.6 million into construction disbursement accounts. Funds will be disbursed from the construction disbursement accounts upon satisfaction of conditions, including the approval of an independent construction consultant. The independent construction consultant will monitor the construction process and verify that the construction time line and budget are within specified parameters. However, if the independent construction consultant fails to perform its responsibilities as required, funds could be disbursed from the construction disbursement accounts without our having satisfied all applicable requirements. This could cause us to prematurely deplete our construction disbursement accounts, requiring us to use some or all of the funds in our completion reserve accounts.

         WE COULD INCUR LOSSES WHICH WOULD NOT BE COVERED BY INSURANCE. Although we have obtained all insurances customary and appropriate for our business, except for business interruption insurance which we intend to obtain upon commencing operations, we cannot assure you that this insurance will be adequate to cover all perils to which our business or our assets might be subjected. Any losses we incur that are in excess of our coverages or are not covered by insurance consequently increase our operating costs.

         WE MAY BE UNABLE TO OBTAIN OR MAINTAIN ALL THE LICENSES, PERMITS AND AUTHORIZATIONS REQUIRED BY THE COLORADO GAMING COMMISSION TO OPEN AND OPERATE OUR CASINO. There is no guarantee that the Colorado Gaming Commission will grant us a gaming license. As a matter of law, a Colorado gaming license is a non-transferable, revocable privilege in which the licensee acquires no vested interest. Even if the Colorado Gaming Commission grants us a license, the Colorado Gaming Commission could choose not to renew that license if it has concerns about our management, operations, business practices or associations.

         We filed our application for a gaming license on June 15, 2000. There is no guarantee that the gaming license will be obtained before Fall of 2001, at which time we expect to open our casino, or at all. Our application for a gaming license could be delayed if the Colorado Gaming Commission or the Colorado Gaming Division determines that a suitability problem exists with respect to any investor. Accordingly, no person will be allowed to transfer their equity ownership interest in us without prior approval of the Colorado Gaming Commission and the Colorado Gaming Division.

         Our failure to timely obtain approval of all required licenses to conduct limited gaming on our premises would have a material, adverse effect upon our operations.

         WE MAY BE UNABLE TO OBTAIN ALL REQUIRED PERMITS AND REGULATORY APPROVALS NECESSARY TO OPEN OUR CASINO. In addition to a gaming license, we must obtain various permits and regulatory approvals prior to opening our casino, including the following:

         o approval of exterior elevations and materials for our casino from the Black Hawk City Council;


         o all building inspection approvals during the construction of our casino;

         o    a certificate of occupancy for our casino;

         o liquor licenses from the City of Black Hawk and the State of Colorado;

         o a gaming license from the Colorado Limited Gaming Control Commission; and

Although we do not anticipate any problem in obtaining any of these permits or approvals, our inability to obtain any required permit or approval could prevent us from completing and opening our casino.

         UNDER COLORADO GAMING LAWS, YOU MAY BE REQUIRED TO SUBMIT TO A BACKGROUND INVESTIGATION REGARDING YOUR SUITABILITY AS A NOTE HOLDER OR WARRANT HOLDER WHICH COULD DELAY ANY APPLICATIONS FOR LICENSES, PERMITS OR OTHER AUTHORIZATIONS. The current policy of the Colorado Gaming Commission and the Colorado Gaming Division does not require note holders to submit to a background investigation for a suitability determination. The Colorado Gaming Commission and the Colorado Gaming Division could change that policy at any time and require note holders to undergo a background investigation. Additional background investigations could delay the Colorado Gaming Commission's decision on our application for a gaming license. The failure of a note holder, a warrant holder or a shareholder to cooperate with or make timely disclosures to the Colorado Gaming Division could delay the issuance of a gaming license for our casino.

         In addition, note holders who also own our common stock, whether by the exercise of a detachable warrant or by any other means, will at least be required to submit a limited owner application, which will be reviewed by the Colorado Gaming Commission and the Colorado Gaming Division. The current policy of the Colorado Gaming Commission and the Colorado Gaming Division does not require shareholders who are institutional investors to submit to a full background investigation regarding their suitability. The Colorado Gaming Commission and the Colorado Gaming Division could change that policy at any time and require institutional investors to undergo background investigations. Additional background investigations could delay the Colorado Gaming Commission's decision on our application for a gaming license.

         Our shareholders will be required to submit owner applications, which will be reviewed by the Colorado Gaming Commission and the Colorado Gaming Division. Despite current policy, the Colorado Gaming Commission and the Colorado Gaming Division have the authority to require any person who is one of our shareholders and any of our executive employees or agents having the power to exercise a significant influence over decisions concerning any part of the operation of our casino to undergo a full background investigation, regardless of whether the shareholder is an institutional investor and regardless of the number of shares held, which could further delay the gaming application process.

         OUR CEO HAS BEEN INVOLVED WITH OTHER CASINOS, INCLUDING ONE IN BLACK HAWK, THAT WERE NOT SUCCESSFUL AND SUCH PAST INVOLVEMENT COULD CAUSE A DELAY IN HIS OBTAINING A LICENSe. Daniel P. Robinowitz, our Chairman of the Board, Chief Executive Officer and President, has had prior involvement with other casinos. Specifically, Mr. Robinowitz was a director, executive officer and a minority shareholder in Hemmeter Enterprises, Inc., which owned and operated Bullwhackers Casino in Black Hawk and Bullwhackers Casino in Central City through separate subsidiaries, and Hemmeter Enterprises' subsidiary, Grand Palais Riverboat Inc., which operated a river boat casino based in Louisiana. Hemmeter Enterprises and Grand Palais Riverboat filed for corporate reorganization under the U.S. bankruptcy laws in November, 1995, 18 months after Mr. Robinowitz's resignation as a director and executive officer of such entities. Mr. Robinowitz was also a minority shareholder in Grand Palais Casino, Inc. which held a minority interest in Harrah's Jazz Company. Harrah's Jazz Company sought to develop a land-based casino in New Orleans. Harrah's Jazz Company opened a temporary casino in May, 1995, but filed for Chapter 11 reorganization in November, 1995.

         We anticipate that the Colorado Gaming Division will investigate Mr. Robinowitz's involvement in Hemmeter Enterprises and Grand Palais Riverboat and his indirect minority interest in Harrah's Jazz Company, even though Mr. Robinowitz was not a director, executive officer or in control of these entities at the time they filed for bankruptcy, and even though the Colorado Gaming Division found Mr. Robinowitz suitable as an associated person when Hemmeter Enterprises applied to the Colorado Gaming Commission for a gaming license in December, 1991 to operate Bullwhackers Casino.

         The investigation of Mr. Robinowitz could hinder or delay our ability to obtain a gaming license within our current construction schedule. In the event that one of our officers or directors is not found suitable within 17 months of the issuance of the restricted notes, such officer or director must be removed. The failure to remove such officer or director would constitute an event of default under the indenture governing the first mortgage notes.

         WE COMPETE WITH MANY OTHER GAMING FACILITIES AND OTHER FORMS OF GAMING IN BLACK HAWK AND OTHER CITIES IN COLORADO THAT HAVE LEGALIZED GAMING. Competition in Black Hawk is intense. Certain of our current and future competitors have or may have more gaming experience than us or Hyatt Gaming and the other Hyatt companies and/or greater financial resources.

         Of the 19 gaming facilities operating in Black Hawk as of December 31, 1999, three have over 700 gaming positions, two of which also offer hotel accommodations. We believe that these larger gaming facilities will be our main competitors. These larger gaming facilities all have on-site or nearby parking and have brand names established in the local market, such as the Isle of Capri, The Lodge at Black Hawk and Colorado Central Station. In addition, we will compete with the Riviera Black Hawk Casino, which opened in early February 2000, and features approximately 1,000 slot machines, and the Mardi Gras Casino, which opened in early March 2000, and features approximately 700 slot machines. Colorado Central Station, which has been one of the most successful casinos in Colorado, is located near our casino and has approximately 750 slot machines, 15 gaming tables and approximately 700 valet parking spaces. The Isle of Capri, which opened in December, 1998, is located near our casino and features approximately 1,100 slot machines, 14 table games and 1,100 parking spaces. Other competitors in Black Hawk include Gilpin Hotel Casino, Canyon Casino, which was formerly operated by Harrah's, Fitzgeralds Casino and Bullwhackers Black Hawk.

         Casinos offering hotel accommodations for overnight stay may have a competitive advantage over our casino. The number of hotel rooms currently in Black Hawk is approximately 287, with the Lodge at Black Hawk providing 50 and the Isle of Capri providing 237. In addition, Harvey's Wagon Wheel Casino Hotel, located in Central City, has 118 hotel rooms.

         We may also face increasing competition from casinos in Central City. Historically, Black Hawk has enjoyed an advantage over Central City because customers have to drive by and through Black Hawk to reach Central City. On November 2, 1999, the voters in Central City granted authority to the Business Improvement District for the sale of approximately $45.2 million in bonds which would be allocated towards the planning, design and construction of a nine mile roadway directly connecting Central City with Interstate 70, which could result in improved access to both Central City and Black Hawk. As a result, patrons would be able to reach Central City without driving through Black Hawk if the road were to be built. Our casino will also compete, to a limited extent, with the casinos located in Cripple Creek, because both Black Hawk and Cripple Creek compete for patrons from Denver.

         Currently, limited stakes gaming in Colorado is constitutionally authorized in Central City, Black Hawk, Cripple Creek and two Native American reservations in southwest Colorado. However, gaming could be approved in other Colorado communities in the future. The legalization of gaming closer to Denver would likely have a material adverse impact on our future operating results. Our casino will also indirectly face competition from other forms of gaming, including the Colorado state-run lottery, charitable bingo and horse and dog racing, as well as other forms of entertainment.

         BECAUSE WE DO NOT HAVE ANY PRIOR OPERATING HISTORY, OUR BUSINESS IS DIFFICULT TO EVALUATE. We were formed in 1998. We currently have no operations. In addition, we do not have, and Hyatt Gaming and the other Hyatt companies do not have, any experience in operating or marketing a business in Black Hawk. As a result, you must evaluate our prospects in light of the risks and difficulties frequently encountered by companies in the early stages of substantial real estate development projects. These risks include, but are not limited to, unanticipated environmental, excavation, construction, cost overrun, licensing, permitting, regulatory and operating problems. We cannot assure you that we or Hyatt Gaming and its affiliates will be able to successfully operate or market our casino, that our casino will be profitable or that we will generate sufficient cash flow to pay interest and principal on our indebtedness.

         WE CANNOT ASSURE YOU THAT THE COLORADO GAMING DIVISION WILL FIND HYATT GAMING SUITABLE TO MANAGE OUR CASINO. We cannot assure you that the Colorado Gaming Division will find Hyatt Gaming suitable to manage our casino. If Hyatt Gaming is not found suitable to manage our casino, we would be permitted to terminate the Hyatt Gaming casino management agreement and would be required to engage another manager that might not have the same experience or expertise, may not have the same national name recognition and may not be engaged under a casino management agreement with terms similar to those of the Hyatt Gaming casino management agreement.

         WE WILL DEPEND ON HYATT GAMING TO STAFF AND MANAGE OUR CASINO. WE CANNOT ASSURE YOU THAT OUR CASINO MANAGEMENT AGREEMENT WITH HYATT GAMING WILL NOT BE TERMINATED OR THAT HYATT GAMING WILL ALWAYS STAFF AND MANAGE OUR CASINO. None of the Hyatt companies is developing or sponsoring the project. We will depend upon Hyatt Gaming, as a professional manager, to staff and manage our casino. Although we have entered into a 15-year casino management agreement with Hyatt Gaming subject to renewal terms under certain circumstances, we cannot assure you that the casino management agreement will remain in effect for the duration of its stated term. Hyatt Gaming may terminate or assign the casino management agreement upon the occurrence of events described in our casino management agreement, some of which are not in our control. If the casino management agreement is terminated early, the loss of the services of Hyatt Gaming, or an inability to attract and retain another nationally recognized professional manager, could adversely affect us. We cannot assure you that we will be able to maintain our relationship with Hyatt Gaming or attract another nationally recognized manager, if necessary.

         THE MANAGEMENT AGREEMENT GRANTS HYATT GAMING APPROVAL RIGHTS, INDEMNIFICATION RIGHTS AND COMPETITION RIGHTS WHICH COULD RESULT IN INCREASED COSTS TO US OR IN DELAYS IN COMPLETING AND OPENING OUR CASINO. The casino management agreement contains provisions that grant Hyatt Gaming on-going approval rights, or the right to waive its right of approval, with respect to the design and related specifications of our casino. Subject to certain conditions, Hyatt Gaming could require us to request changes to the construction agreement that could result in increased costs of construction, delay the progress of construction and/or impair our ability to implement changes that would result in cost savings.

         In addition, the indemnification provisions of the casino management agreement obligate us to indemnify Hyatt Gaming and its affiliates for certain losses and events. The casino management agreement provides that we must indemnify Hyatt Gaming and its affiliates from all liabilities other than those caused by their:

         o    gross negligence;

         o    willful misconduct;

         o    willful or reckless violations of legal requirements; or

         o    breach of the casino management agreement.

         Under certain circumstances, Hyatt Gaming and its affiliates are permitted to develop and operate a casino in Denver or within a five mile radius of Denver which could bear the Hyatt name in competition with our casino. Currently, gaming is not permitted in the Denver area, but we cannot assure you that gaming will not be legalized in that area in the future. Any such additional competition could draw customers away from our casino and negatively impact our operations.

         THE MANAGEMENT AGREEMENT AND THE INDENTURE MAY REQUIRE US TO OBTAIN ADDITIONAL FUNDS IF OUR BUDGETS ARE INACCURATE. The casino management agreement provides that Hyatt Gaming is not responsible for our budgets or for financial projections and financial forecasts made in connection with our recent unit offering. If our budgets are inaccurate, our obligations under the casino management agreement and under the indenture governing the first mortgage notes may require us to obtain additional funds to operate our casino.

         OUR CASINO WILL NOT BENEFIT FROM HYATT HOTEL SYSTEM-WIDE SERVICES BECAUSE OUR PROJECT DOES NOT INCLUDE A HYATT HOTEL. To date, most casinos managed or operated by Hyatt Gaming or other Hyatt companies are operated in association with an on-site Hyatt hotel. This association permits these properties access to certain Hyatt hotel system-wide services, such as the Hyatt hotel chain national sales force and the Hyatt hotel chain reservations system. Our casino does not include a Hyatt hotel. The project, therefore, does not participate in, and may not benefit from, such chain services normally provided to Hyatt hotels.

         IF HYATT GAMING DOES NOT MANAGE OUR CASINO PROFITABLY, WE DO NOT HAVE THE ABILITY TO TERMINATE THE HYATT GAMING CASINO MANAGEMENT AGREEMENT ON THAT BASIS. Even if Hyatt Gaming does not manage our casino profitably or does not otherwise meet performance criteria, we do not have the ability to terminate the Hyatt Gaming casino management agreement on that basis.

         NONE OF THE HYATT COMPANIES IS OBLIGATED TO MAKE ANY PAYMENT ON THE FIRST MORTGAGE NOTES OR TO MAKE ANY OTHER PAYMENTS OR EQUITY CONTRIBUTIONS TO OR FOR US OR OUR OPERATIONS. The Hyatt companies will not participate in servicing the principal or interest due on the first mortgage notes. None of the Hyatt companies has any obligations to make any payments of any kind to the holders of our notes or to the holders of our warrants, or to make any other payments or equity contributions to us or our operations.

         ADVERSE WEATHER, ROAD CONDITIONS AND INFRASTRUCTURE LIMITATIONS COULD DELAY THE CONSTRUCTION OF OUR CASINO OR AFFECT OUR ABILITY TO ATTRACT CUSTOMERS. BECAUSE WE EXPECT THE HIGHEST LEVEL OF CUSTOMER VISITS DURING THE SUMMER, A POOR SUMMER SEASON COULD ADVERSELY AFFECT OUR BUSINESS. The location of our casino in the Rocky Mountains creates a risk that it will be subject to inclement weather, particularly snow. Adverse weather conditions could delay the construction of our casino, resulting in cost overruns or a delayed opening date. Severe weather conditions could also cause significant physical damage to our casino or result in reduced hours of operation or access to our casino. Black Hawk is served by winding mountain roads that require extremely cautious driving, particularly in bad weather, and are subject to driving restrictions and closure. Congestion on the roads leading to Black Hawk is common during the peak summer season, holidays and other times and may discourage potential customers from traveling to our casino, particularly if road construction is in process.

         Black Hawk is in the process of planning and constructing significant road and other infrastructure improvements necessary to manage the significant increases in visitors to Black Hawk. We cannot assure you that such improvements will be made prior to the completion of our casino. In addition, the construction of road and other infrastructure improvements may affect the construction of our casino.

         We expect the highest level of customer visits to occur during the summer months, because of the more favorable weather conditions. A poor summer season, due to any reason, including events outside our control, would adversely affect our business.

         LOCAL ECONOMIC AND COMPETITIVE CONDITIONS, AS WELL AS OTHER CONDITIONS AND CIRCUMSTANCES BEYOND OUR CONTROL COULD ADVERSELY AFFECT OUR BUSINESS. We will be entirely dependent upon our casino for all of our cash flow. Therefore, we will be subject to greater risks than a geographically diversified gaming company. These greater risks include those caused by any of the risks described in this section, including:

         o    local economic and competitive conditions;

         o inaccessibility due to road construction or closure on primary access routes;

         o    changes in local and state governmental laws and regulations;

         o    natural and other disasters;

         o    a decline in the number of residents near or visitors to Black
              Hawk; or

         o    a decrease in gaming activities in Black Hawk.

         Any of the factors outlined above could adversely affect our ability to generate sufficient cash flow to make payments on the first mortgage notes in accordance with the indenture or with respect to our other debt.

         WE FACE RISKS THAT A MINING CLAIM MAY ADVERSELY AFFECT OUR PROPERTY RIGHTS. Black Hawk is located in an area that was actively mined for many years. Conflicts between mining claims that have certain statutory priorities and surface rights derived from the town can affect the use or ownership of property located in Black Hawk. These conflicts are the result of mining claims which pre-date the township patent granted on April 11, 1873.

         Although the government agencies responsible for analyzing such claims have been reluctant to adversely affect ownership rights that have been treated as settled, occasional claims based on asserted mining rights have been made adverse to the interests of casino developments and other property in Black Hawk. These mining claims may be raised in respect of the land we own in Black Hawk. If raised, these claims or similar challenges to title could distract our management and delay construction and could force us to make payments to settle the claims. If successful, these claims could significantly delay or prevent completion of our casino or increase the costs associated with the development and construction of our casino. We will not be able to obtain title insurance against all such claims.

         IF WE BECOME BANKRUPT, YOU MAY BE UNABLE TO COLLECT THE FULL VALUE OF YOUR FIRST MORTGAGE NOTES BY FORECLOSING UPON COLLATERAL. The first mortgage notes are secured by a first priority lien on substantially all of our assets other than:

         o    certain furniture, fixtures and equipment;

         o    the assets of our future unrestricted subsidiaries; and

         o assets subject to certain permitted liens, as well as by a second priority lien on the loan proceeds from the issuance of the second mortgage notes.

Under Colorado gaming laws, the trustee under the indenture governing the first mortgage notes could be precluded from or otherwise limited or delayed in exercising powers of attorney or selling collateral, including slot machines, at a foreclosure sale since only persons licensed by the Colorado gaming authorities may have slot machines in their possession. In addition, the trustee may encounter difficulty in selling collateral due to various legal restrictions, including requirements that the purchaser or the operator of the gaming facility be licensed by state authorities or that prior approval of a sale or disposition of collateral be obtained. If the trustee sought to operate, or retain an operator for, our casino, the trustee or its agents would be required to be licensed under Colorado gaming laws in order to conduct gaming operations in our casino. Since potential purchasers who wish to operate our casino must satisfy such requirements, the number of potential purchasers in a sale of our casino could be less than in the sale of other types of facilities. Additionally, these requirements may delay the sale of, and may adversely affect the price paid for, the collateral.

         In addition to gaming law restrictions, the ability of the trustee to repossess and dispose of collateral will be subject to the procedural and other restrictions of state real estate law and commercial law and we may not terminate the casino management agreement upon a foreclosure. If the holders of the first mortgage notes were undersecured, the trustee may be entitled to a deficiency judgment under certain circumstances after application of any proceeds from any foreclosure sale. There can be no assurance, however, that the trustee would successfully obtain a deficiency judgment, and we cannot predict what the amount of such judgment would be. In addition, we might not be able to satisfy any such judgment. The right of the trustee to repossess and dispose of the collateral following an event of default is likely to be significantly impaired by applicable bankruptcy laws if a proceeding under the United States Bankruptcy Code were to be commenced by or against us prior to or possibly even after the trustee has repossessed and disposed of the collateral. In such bankruptcy proceeding, the automatic stay would prohibit the trustee from repossessing or disposing of the collateral without the leave of the bankruptcy court. If the holders of the first mortgage notes were undersecured in a bankruptcy case, the trustee will be entitled to assert a secured claim to the extent of the value of the collateral and an unsecured claim for any deficiency. In view of the broad discretionary powers of a bankruptcy court, we cannot predict, following commencement of and during a bankruptcy case:

         o whether any full or partial payments under the first mortgage notes would be made;

         o whether or when the trustee could foreclose upon or sell the collateral;

         o whether the term of the first mortgage notes could be altered in a bankruptcy case without the consent of note holders; or

         o whether or to what extent holders of the first mortgage notes would be compensated for any delay in payment or loss of value of the collateral.

         If a bankruptcy court were to determine that the value of the collateral is not sufficient to repay all amounts due on the first mortgage notes, the holders of the notes would be undersecured to the extent of any such deficiency. Applicable federal bankruptcy laws do not permit the payment and/or accrual of interest, costs and attorneys' fees to the holders of unsecured or undersecured pre-petition claims against the debtor during the debtor's bankruptcy case.

         Under the provisions contained in the indenture governing the first mortgage notes regarding defeasance, we may discharge our obligations under the indenture or have our obligations released with respect to some covenants in the indenture. In order to do either of these, among other things, we must deposit with the trustee enough money or securities to make all of the required payments on the first mortgage notes through maturity or a redemption date. It is possible that the deposit may be subject to recovery or avoidance as a preference or fraudulent transfer by us, a bankruptcy trustee or our creditors under some circumstances. For example, if the amount of the deposit exceeds the value of the collateral which has been pledged to the holders of the first mortgage notes, it is possible that the excess may be subject to recovery or avoidance as a preference or fraudulent transfer if we later are in bankruptcy. In addition, because the holders of the first mortgage notes will release their liens at the time the funds are deposited into the account, it is possible that a bankruptcy court would consider a payment on the notes at redemption or maturity (if the payment is not contemporaneous with the release of the liens) subject to recovery or avoidance as a preference or fraudulent transfer by us, a bankruptcy trustee or our creditors. In addition, it is possible that if we receive the funds for the deposit for a third party, and that third party subsequently becomes a debtor in a bankruptcy case, the deposit may be recoverable under certain circumstances by the third party or the bankruptcy trustee or creditors of that third party if the original transfer from the third party to us is deemed to be a preference or fraudulent conveyance. Furthermore, if we commenced a bankruptcy proceeding after the deposit was paid but before redemption or maturity of the first mortgage notes, it is possible that a bankruptcy court would allow us to use the deposited funds during the pendency of the bankruptcy case as cash collateral, subject to the right of the holders of the first mortgage notes to receive adequate protection of their interest in the deposit.

         Certain of our affiliates are involved in activities that are related to our business and assets. In addition, we have overlapping officers and directors with our affiliates. In the event that one of our affiliates is the subject of a proceeding under the Bankruptcy Code, the creditors of such affiliate or the bankruptcy trustee may argue that the assets and liabilities of the various affiliated entities, including our company, should be consolidated and our assets made available for satisfaction of claims against the various affiliated entities. Although we believe we are a distinct and separate legal entity from our affiliates, there can be no assurance that in the event of a bankruptcy case of one of our affiliated entities, a bankruptcy court would not order consolidation of our assets with those of our affiliates.

         A COURT COULD VOID THE TRANSFER OF THE LAND FROM WINDSOR WOODMONT, LLC TO US, WHICH WOULD ALSO MAKE THE NOTE HOLDERS' SECURITY INTEREST IN THE LAND UNENFORCEABLE. Fraudulent conveyance and avoidance laws permit a court to avoid or nullify any transfer of a property interest, including the grant of a security interest or other lien on property, if the court determines that the transfer was made by a fraudulent conveyance.

         Generally, if a court were to find that

         o the debtor made the challenged transfer or incurred the challenged obligation with the actual intent of hindering, delaying or defrauding present or future creditors, or

         o    the debtor

              (1) received less than reasonably equivalent value or fair consideration for incurring the challenged obligation or making the challenged transfer, and

              (2) (A) was insolvent or was rendered insolvent by reason of incurring the challenged obligation or making the challenged transfer,

                  (B) was engaged or about to engage in a business or
                      transaction for which its assets constituted unreasonably small capital, or

                  (C) intended to incur, or believed that it would incur, debts beyond its ability to pay as such debts matured,

the court could, subject to applicable statutes of limitations, avoid the challenged obligation or transfer in whole or in part. The court could also subordinate claims with respect to the challenged obligation or transfer to all other debts of the debtor. The court's determination as to whether the above is true at any relevant time will vary depending upon the factual findings and law applied in any such proceeding.

         Generally, a debtor will be considered insolvent if:

         o the sum of its debts was greater than the fair saleable value of all of its assets at a fair valuation; or

         o if the present fair saleable value of its assets is less than the amount that would be required to pay its probable liability on its existing debts, as they become fixed in amount and nature.

Also, a debtor generally will be considered to have been left with unreasonably small capital if its remaining capital, including its reasonably projected cash flow, was reasonably likely to be insufficient for its foreseeable needs, taking into account its foreseeable business operations and reasonably foreseeable economic conditions.

         With respect to our casino, the transfer of the land from Windsor Woodmont, LLC presents the most significant potential fraudulent conveyance issue. In addition, Windsor Woodmont, LLC's creditors could challenge the grant of security to the holders of the first mortgage notes. In the event the land transfer is determined to be fraudulent, we would not be the owner of the land and the security interest granted to the holders of the first mortgage notes may be unenforceable. We cannot assure you that Windsor Woodmont, LLC's creditors will not challenge the land transfer or what a court may ultimately determine with respect to the land transfer.

         Any fraudulent transfer challenges, even if ultimately unsuccessful, could lead to a disruption of our business and an alteration in the manner in which that business is managed. As a result, our ability to meet our obligations under the first mortgage notes or in connection with our other debt, or to purchase the warrants in accordance with the warrant agreement, may be adversely affected.

         SOME PERSONS WHO PROVIDE SERVICES OR MATERIALS IN CONNECTION WITH OUR CASINO MAY HAVE A LIEN ON THE PROJECT WITH PRIORITY OVER THE LIENS GRANTED TO SECURE THE FIRST MORTGAGE NOTEs. Colorado law provides architects, engineers, contractors, subcontractors, suppliers and others with a mechanic's lien on the real property being improved by their services or materials in order to secure their right to be paid. Following compliance with applicable Colorado law, such parties may foreclose on their mechanic's liens if they are not paid in full. The priority of all mechanic's liens arising out of a construction project relates back to the date on which the construction of the project commenced. Parties who provide services or materials in connection with our casino, including parties providing services or materials prior to the date of this Annual Report, after the date of this Annual Report and/or near the end of the construction period, will have a lien on the project, senior in priority to the lien granted to secure the first mortgage notes.

         With certain exceptions, the disbursement agreement will require that no periodic payments be released unless unconditional mechanic's lien releases are obtained from all architects, engineers, contractors, subcontractors, suppliers and others being paid with the proceeds of such periodic payments, subject only to retainage amounts.

         Notwithstanding the foregoing, we cannot assure you that enforceable mechanic's liens will not be senior to the lien granted to secure the first mortgage notes. Other than the payment bond from Blattner and certain payment bonds from subcontractors of PCL, neither we nor the trustee under the indenture governing the first mortgage notes has obtained or will obtain payment or performance collateral to satisfy any such mechanic's liens, nor have we or the trustee obtained title insurance protection against such mechanic's liens.

         ADDITIONAL LEGALIZATION OF GAMING IN COLORADO OR THE IMPOSITION OF A TAX ON GAMING REVENUES COULD ADVERSELY AFFECT OUR BUSINESS. Additional legalization of gaming in or near any area from which our casino is expected to draw customers would adversely affect our casino's business. Also, the legalization of various types of gaming, such as video lottery terminals, in existing venues such as airports, race tracks or drinking establishments, would adversely affect our casino's business. See Item 1, "Description of Business--Gaming and Liquor Licensing Matters." Colorado law requires statewide voter approval for any expansion of limited gaming into additional locations and, depending on the authorization approved by the statewide vote, may also require voter approval from the locality in question. Several attempts have been made by various parties in recent years to expand gaming in Colorado.

         Currently, Colorado law does not authorize video lottery terminals. However, Colorado law permits the legislature, with executive approval, to authorize new types of lottery gaming, such as video lottery terminals, at certain locations. Video lottery terminals are games of chance, similar to slot machines, in which the player pushes a button that causes a random set of numbers or characters to be displayed on a video screen. The player may be awarded a ticket, which can be exchanged for cash or playing credit. Certain lottery gaming could compete with slot machine gaming.

         Additionally, from time to time, certain federal legislators have proposed the imposition of a federal tax on gaming revenues. Any such tax could adversely affect on our financial condition or results of operations.

         ENVIRONMENTAL PROBLEMS ARE POSSIBLE AND CAN BE COSTLY. Our casino will be located in a 400-square mile area that has been designated by the United States Environmental Protection Agency as the Clear Creek/Central City National Priorities List Superfund Site under the Comprehensive Environmental Response, Compensation and Liability Act, as a result of hazardous substance contamination caused by historical mining activity in Black Hawk. This is a broad national priorities list site, within which the EPA has identified several priority areas of contamination from historical mining activities, including draining mines and mine dumps, for active investigation and/or remediation. To date, the EPA has not identified the project site as being within a priority area nor has it identified contamination on or from the project site to require remediation.

         We have been informed that the Superfund Division of the Colorado Department of Public Health and the Environment, working with the EPA, has sampled surface water in or near North Clear Creek near where a portion of the project site called Silver Gulch discharges surface water into North Clear Creek. We have been informed that based on the results of those samples, the EPA and the Colorado Superfund Division have expressed preliminary concern that soil and rock associated with historic mining operations in Silver Gulch may be a source of contamination to North Clear Creek. Even minor contamination could form a basis for the EPA or the Colorado Department of Public Health and the Environment to require owners and operators of properties which have been the source of contamination to investigate and remediate contamination on or from their property or to reimburse costs incurred by the government in connection with such remediation. The project site could be among the properties suspected of being a source of contamination. If investigation or remediation of the project site were required, the project schedule could be delayed and costs could increase.

         Windsor Woodmont, LLC has conducted a phase I and modified phase II environmental assessment of the site of our casino. The environmental assessment has identified the remnants of historic mining activities on the site, including a tunnel, prospect pits, mining waste rock piles, a mine mill, mill tailings and plugged mine working entrances. The environmental assessment also indicated that metal analyses of samples of certain soil and rock associated with historic mining activities were above concentrations allowed by Black Hawk Ordinance No. 93-3 for property proposed for excavation or development and that the soils had the potential for acid rock drainage.

         As a result of the elevated concentrations of metals in the soil and rock analyses, Windsor Woodmont, LLC prepared plans regarding the handling, consolidation and permanent disposal of contaminated soils and rock and submitted those plans to the City of Black Hawk. Those plans call for any contaminated soil and rock piles in areas of the property other than Silver Gulch to be excavated and consolidated in Silver Gulch with contaminated soil and rock piles historically located there. Although the city does not issue any specific approvals of environmental plans, it will not issue a construction permit unless and until the plan has been found satisfactory. The City of Black Hawk issued our construction permit in April 2000.

         The mining related soil and rock which we have excavated and consolidated in Silver Gulch has been covered with a protective soil cap, and water flows onto the Gulch have been managed to attempt to eliminate or significantly reduce contact of water with the historic mining material already located in Silver Gulch and the consolidated material. The soil cap is being covered with the general construction and excavation debris from the operations necessary to create the site for our casino. Water quality in Silver Gulch has significantly improved since the installation of the protective soil cap.

         Even if all necessary regulatory approvals and permits are obtained for the project, we cannot assure you that we would not be subject to claims or requirements for contribution or remediation by private parties, the EPA or the Colorado Superfund Division relating to previous mining activities conducted at the project site, to the disposal of excavated soil and rock from the project site which has been consolidated at Silver Gulch, to other contaminated soil and rock that might be discovered during excavation or construction at the project site or to surface water or groundwater contamination potentially connected with historic mining materials currently located on, or disposed on, the project site. Moreover, governmental trustees acting under the Comprehensive Environmental Response, Compensation and Liability Act could make claims for damages to natural resources as a result of past mining activity at the project site as well as existing conditions or construction activities. Further, conditions that are imposed in connection with regulatory approvals or permits could cause construction costs to increase due to costs of handling this excavated material.

         Some proposed project activities related to road construction or improvements may also involve wetlands and a flood plain which could trigger regulatory requirements, affect the project schedule and increase project costs. A wetland in the right of way of road improvement work for the project site needs to be drained, requiring a permit under the Clean Water Act be obtained. The Army Corps of Engineers granted us a permit on February 8, 2001.

         THE RATE OF TAXATION ON GAMING PROFITS MAY INCREASE IN THE FUTURE. The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. Effective July 1, 1999, the Colorado Gaming Commission has set a gaming tax rate of .25% on adjusted gross gaming proceeds up to and including $2 million, 2% over $2 million up to and including $4 million, 4% over $4 million up to and including $5 million, 11% over $5 million up to and including $10 million, 16% over $10 million up to and including $15 million, and 20% over $15 million. The Colorado Gaming Commission also establishes gaming device fees annually on each slot machine, blackjack table and poker table operated by a licensee. These fees are set to pay the costs of ongoing regulation by the Colorado Gaming Division. Black Hawk has imposed an annual device fee of $750 per gaming device and it revises the same from time to time. The Colorado Gaming Commission may revise the gaming tax or state device fee at any time, and has been conducting annual reviews to reconsider and reevaluate the gaming taxes on or about July 1st of each year. We cannot assure you that the tax rates applicable to our casino will not be increased in the future.

         HYATT GAMING MAY FACE DIFFICULTIES IN ATTRACTING AND RETAINING QUALIFIED EMPLOYEES FOR OUR CASINO. The operation of our business requires qualified executives, managers and skilled employees with gaming industry experience and qualifications to obtain the requisite licenses. Currently, there is a shortage of skilled labor in the gaming industry. We believe this shortage will make it increasingly difficult and expensive for Hyatt Gaming to attract and retain qualified employees. Increasing competition in Black Hawk and competing markets may lead to higher costs in order to retain and attract qualified employees. We may incur higher labor costs in order for the casino management to attract qualified employees from existing gaming facilities. While we believe that Hyatt Gaming will be able to attract and retain qualified employees, Hyatt Gaming may have difficulty attracting a satisfactory number, and we may incur higher costs than expected as a result.

         THE FIRST MORTGAGE NOTES ARE SUBJECT TO ORIGINAL ISSUE DISCOUNT TAX CONSEQUENCES. We have allocated a portion of the purchase price per unit issued in our recent unit offering to each of the note and warrant components of the units. As a result, the first mortgage notes will be treated as having been issued at a discount for U.S. federal income tax purposes, and purchasers of the notes will generally be required to include the accrued portion of this discount in gross income, as interest, in advance of the receipt of cash payments of this interest. Prospective investors in our first mortgage notes should consult with their tax advisors about the application of federal income tax law, as well as any applicable state, local or foreign tax laws. This Annual Report contains no information regarding taxation.

         In addition, the applicable high yield discount obligation rules may apply. We do not believe that these rules will apply; however if they do apply, a portion of the original issue discount that accrues on the first mortgage notes may be treated as a dividend generally eligible for the dividends received deduction in the case of corporate U.S. holders and the rules may defer, and eliminate in part, our ability to deduct for federal income tax purposes the original issue discount.

         IF A BANKRUPTCY PETITION WERE FILED BY OR AGAINST US, NOTE HOLDERS MAY RECEIVE A LESSER AMOUNT FOR THEIR CLAIM THAN THEY WOULD BE ENTITLED TO RECEIVE UNDER THE INDENTURE GOVERNING THE FIRST MORTGAGE NOTES, AND THEY MAY BE ABLE TO REALIZE TAXABLE GAIN OR LOSS UPON PAYMENT OF THEIR CLAIM. If a bankruptcy were filed by or against us under the U.S. Bankruptcy Code, the claim by a holder of the first mortgage notes for the principal amount of the notes may be limited to an amount equal to the sum of:

         (1)    the initial offering price for the notes; and

         (2) that portion of the original issue discount that does not constitute "unmatured interest" for purposes of the U.S. Bankruptcy Code.

         Any original issue discount that was not amortized as of the date of the bankruptcy filing would constitute unmatured interest. Accordingly, holders of the first mortgage notes under these circumstances may receive a lesser amount than they would be entitled to receive under the terms of the indenture governing the notes, even if sufficient funds are available. In addition, to the extent that the U.S. Bankruptcy Code differs from the Internal Revenue Code in determining the method of amortization of original issue discount, a holder of first mortgage notes may realize taxable gain or loss upon payment of that holder's claim in bankruptcy.

ITEM 2. DESCRIPTION OF PROPERTY

BLACK HAWK, COLORADO

         We own approximately 106 acres of undeveloped land located at the intersection of Richman Street and Highway 119 in Black Hawk, Colorado. This tract of land is comprised of an approximately 5.7 acre parcel on which our casino will be constructed with an appraised value of $19.0 million, and an additional 100.5 acre parcel with an appraised value of $14.5 million on which we may develop in the future. The 5.7 acre parcel contains up to approximately 78,000 gross gaming-zoned square feet, of which approximately 57,000 square feet is within our building footprint and may currently be used for gaming, and the
100.5 acre parcel contains up to 41,000 gross gaming-zoned square feet.

         Our temporary office in Black Hawk is situated in a leased trailer which is parked on our Black Hawk property.

DALLAS, TEXAS

         We lease approximately 838 square feet on the fifth floor of Northcreek Place II, 12160 North Abrams Road, Dallas, Texas. This facility, which houses our executive offices, is leased from an unaffiliated third party at a base monthly rental of $1,326.83. The lease terminates on May 15, 2002.

ITEM 3. LEGAL PROCEEDINGS

         There is no litigation pending that could have, individually or in the aggregate with other proceedings which are pending or known to be contemplated and which present the same legal or factual issues, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted by us to a vote of our security holders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION Our common stock has not been registered under the Securities Act of 1933 and there is no public trading market for our common stock. No dividends have been declared or paid on our common stock and we do not intend to pay a dividend on shares of our common stock in the future. In addition, the payment of cash dividends on our common stock is subject to any preferences which may be applicable to our series A and series B preferred stock and our ability to declare dividends on our common stock is restricted by the terms of the indenture under which the first mortgage notes were issued and by the terms of our series B preferred stock.

         HOLDERS. As of March 1, 2001, there were 37 holders of record of our common stock.

         DIVIDENDS. No dividends have been declared or paid on our common stock and we do not intend to pay a dividend on shares of our common stock in the future. In addition, the payment of cash dividends on our common stock is subject to any preferences which may be applicable to our series A and series B preferred stock and our ability to declare dividends on our common stock is restricted by the terms of our series B preferred stock. In addition, the indenture governing our first mortgage notes limits our ability to pay dividends. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future. Further, there can be no assurance that our proposed operations will generate the funds needed to declare a cash dividend or that we will have legally available funds to pay dividends. In addition, we may fund part of our operations in the future from indebtedness, the terms of which may prohibit or restrict the payment of cash dividends. If a holder of common stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock. See Item 1, "Description of Business--Gaming and Liquor Licensing Matters."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statements, including the notes thereto, and the other financial information included elsewhere in this Annual Report.

OVERVIEW

         On March 14, 2000, we completed the private placement financing transactions discussed below. Prior to that date, all development activities were conducted by the LLC and we had no significant assets or liabilities. On March 14, 2000, the LLC contributed all of its assets and liabilities to us. We will complete the development of the casino, and upon completion, will operate the casino, which will be managed by Hyatt Gaming Management, Inc.

         Prior to March 14, 2000, the LLC was in default on substantially all of its notes payable, and was significantly past due in payment of its accounts/construction payable and accrued expenses and had a net members' deficit of approximately $5 million at December 31, 1999. We obtained funds to pay off the liabilities which were assumed from the LLC upon completion on March 14, 2000 of a private placement of $100 million principal amount of our first mortgage notes. Upon consummation of the private placement, the following transactions also occurred:

         o We amended our articles of incorporation whereby our authorized stock consists of 10,000,000 shares of common stock, $0.01 par value per share, and 1,000,000 shares of preferred stock, $0.01 par value per share. The shares of preferred stock may be issued from time to time in one or more series. We designated 29,000 shares of our preferred stock as "series A" preferred stock and 30,000 shares of our preferred stock as "series

              B" preferred stock. The holders of both the series A and series B preferred stock have no voting rights. The series A preferred stock is non-convertible, accrues cumulative, non-compounding dividends at the rate of 11% per annum and has a liquidation preference of $100 per share. Holders of the series A preferred stock may redeem their shares at a price per share equal to their liquidation preference plus accrued and unpaid dividends thereon at any time after the later of (1) one year after the first mortgage notes are paid in full, whether at maturity or upon redemption or repurchase and (2) one year after the second mortgage notes issued to Hyatt Gaming are paid in full, whether at maturity or upon redemption or repurchase. The series B preferred stock is non-convertible, accrues dividends on a cumulative basis, compounding quarterly at a rate of 7% per annum and has a liquidation preference of $100 per share. Holders of the series B preferred stock may redeem their shares at a price equal to their liquidation preference plus accrued and unpaid dividends thereon at March 15, 2015. Following completion of these transactions, 1,000,000 shares of common stock, 29,000 shares of series A preferred stock and 30,000 shares of series B preferred stock are outstanding.

         o The LLC contributed all of its assets and liabilities to us; in exchange the LLC received 368,964 shares of our common stock. These shares represented approximately 37% of our then outstanding common stock, prior to any additional dilution as a result of the warrants issued in the private placement and other transactions closing concurrently with the private placement. The majority of these shares were transferred to its members and to other individuals.

         o Notes payable in the amount of approximately $7.40 million was converted to 383,461 shares of our common stock and accrued interest in the amount of approximately $1.65 million was forgiven.

         o We obtained approximately $4.0 million in net proceeds from the sale of 247,575 shares of our common stock.

         o We issued $2.9 million of our 11% mandatorily redeemable series A preferred stock in satisfaction of $1.7 million of accrued salaries and other project development costs and $1.2 million of accounts payable.

         o We issued $3.0 million of our 7.0% mandatorily redeemable series B preferred stock in exchange for cash. The series B preferred stock has warrants attached that entitle the warrant holders to purchase, at an exercise price of $0.01 per share, common stock that will represent, in the aggregate, 15% of our fully diluted common stock. These warrants have substantially similar rights as the warrants attached to the first mortgage notes.

         o We obtained approximately $7.5 million in proceeds from the issuance of second mortgage notes and warrants to Hyatt Gaming. The warrants attached to the Hyatt Gaming second mortgage notes entitle the warrant holders to purchase, at $0.01 per share, common stock that will represent, in the aggregate, 1.98% of our fully diluted common stock. These warrants have the same rights as the warrants attached to the first mortgage notes.

         o U.S. Bancorp Libra, as placement agent, received warrants that entitle the warrant holders to purchase, at $0.01 per share, common stock that will represent, in the aggregate, 4.67% of our fully diluted common stock then outstanding. These warrants have the same rights as the warrants attached to the first mortgage notes.

         o The LLC has designated 50,000 of the shares it received for options granted to various parties who rendered services to the LLC in satisfaction of $825,000 of accrued compensation.

         o The warrants attached to the first mortgage notes and the second mortgage notes have been valued at $1.64 million and $160,000, respectively. The warrants attached to the series B preferred stock have been valued at $1.37 million. U.S. Bancorp Libra, the placement agent, received warrants with a value of $383,000. Due to the put-option feature, the total warrant value of $3.6 million has been recorded as a liability in our financial statements at December 31, 2000.

RESULTS OF OPERATIONS

         We have been in the development stage since inception and have not commenced operations. Prior to March 17, 2000 all costs were borne by Windsor Woodmont, LLC and such costs were reimbursed with proceeds of the first mortgage note offering and related transactions. Future operating results will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control. While we believe that our casino, if completed and opened, will be able to attract a sufficient number of patrons and achieve the level of activity and revenues necessary to permit us to meet our payment obligations, including those relating to the first mortgage notes, we cannot assure you that we will achieve these results.

FOR THE YEAR ENDED DECEMBER 31, 2000

         We do not have any historical operating results other than interest expense on our outstanding indebtedness, interest income on our restricted cash and short-term investments, start up costs and the capitalization of certain costs.

         General and administrative expenses represents salaries and project development services which have not been capitalized to our casino project. We have capitalized salaries which, in management's opinion, are directly attributable to the development of our casino. Accordingly, the decrease in general and administrative expenses from the year ended December 31, 1999 to the year ended December 31, 2000 is a result of management's determination of the nature of the services being performed, resulting in substantially all salaries being capitalized in the year ended December 31, 2000.

         Start up costs are expensed as incurred The increase in start up costs for the year ended December 31, 2000 compared to the year ended December 31, 1999 is attributable to start up costs being incurred and funded with the successful completion of the note offering in March 2000.

         Interest charges for the year ended December 31, 2000 totaled approximately $13.1 million, including $1.0 million in amortization of debt issuance costs. Of this total, $4.3 million was capitalized and $8.8 million was expensed. Interest charges for the year ended December 31, 2000 compared to the year ended December 31, 1999 increased as a result of the issuance of the first mortgage notes and the $7.5 million second mortgage notes.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2000, we completed debt financing totaling $107.5 million, a series B preferred stock offering totaling $3.0 million and a common stock offering totaling $4.0 million, net of commissions paid. We also converted $7.4 million face amount of notes payable to common stock, and had $1.65 million in accrued interest forgiven. In addition, we reduced accounts payable and accrued expenses a total of $3.7 million utilizing $2.9 million in series A preferred stock and $0.8 million of common stock issued to Windsor Woodmont, LLC.

         We estimate that we will need to obtain financing in the amount of approximately $20.8 million to purchase furniture, fixtures and equipment for our casino. We also intend to obtain $3.0 million from the issuance of special improvement district bonds by the City of Black Hawk. We have not entered into any binding agreements for such financing and we do not know when, or if, the bonds will be sold. We anticipate that the furniture, fixtures and equipment financing will be completed prior to the scheduled opening of our casino.

         We estimate that the proceeds from the financing completed and those contemplated financings noted above will be sufficient to complete the development and construction of our casino project and to commence operations. However, if the proceeds from those financings should prove to be inadequate, we are entitled under the indenture to issue up to $5.0 million of additional notes to The Ravich Revocable Trust of 1989, or its affiliates. We are also entitled under the indenture to issue up to $30.0 million of additional notes solely for the purpose of financing the construction of a hotel, parking structure and related facilities. Other than as stated above, we have no other sources of liquidity prior to commencing operations. Following the commencement of operations of our casino, we expect to fund our operating and capital needs from operating cash flows.

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

ITEM 7. FINANCIAL STATEMENTS

           The response to this item is submitted as a separate section of this Annual Report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective as of May 31, 2000, we dismissed the accounting firm of Pricewaterhouse Coopers LLP, as our principal independent accountant. The financial statements of the LLC at December 31, 1999, 1998 and 1997 and for each of the two years in the period ended December 31, 1999, the period from July 17, 1997 (inception) through December 31, 1997 and the period from July 17, 1997 (inception) through December 31, 1999 were prepared assuming that the company will continue as a going concern. During the last two fiscal years, there were not any disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Further, there were no events of the type listed in paragraphs (A) through (D) of Item 304(a)(v) of Regulation S-K that would require us to provide further information.

         On May 31, 2000, we engaged Arthur Andersen LLP as our new principal independent accountant to audit our financial statements and Arthur Andersen LLP re-audited our financial statements and those of the LLC at December 31, 1999, 1998 and 1997 and for the fiscal years ended December 31, 1999. Arthur Andersen's report did not contain a going concern qualification because we completed our $100 million financing in March 2000 and Arthur Andersen's audit report is dated June 30, 2000. Neither we nor anyone on our behalf has consulted Arthur Andersen

LLP regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

         The change in accountants was approved by our board of directors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         This item has been omitted from this Annual Report and is incorporated by reference to Windsor Woodmont Black Hawk Resort Corp.'s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 10. EXECUTIVE COMPENSATION

         This item has been omitted from this Annual Report and is incorporated by reference to Windsor Woodmont Black Hawk Resort Corp.'s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This item has been omitted from this Annual Report and is incorporated by reference to Windsor Woodmont Black Hawk Resort Corp.'s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This item has been omitted from this Annual Report and is incorporated by reference to Windsor Woodmont Black Hawk Resort Corp.'s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

         A list of the exhibits included as part of this Form 10-KSB is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

           (b)    Reports on Form 8-K

         No reports on Form 8-K were filed by us during our fourth quarter ended December 31, 2000.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                                      (Registrant)


Date:  March 30, 2001                 By:   /s/ Daniel P Robinowitz
                                         --------------------------------------
                                         Daniel P Robinowitz, Chairman of the
                                         Board, President and Chief Executive
                                         Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 30, 2001                    /s/ Daniel P Robinowitz
                                         --------------------------------------
                                         Daniel P Robinowitz, Chairman of the
                                         Board, President and Chief Executive
                                         Officer (principal executive officer)


Date:  March 30, 2001                    /s/ Irving C. Deal
                                         --------------------------------------
                                         Irving C. Deal, Vice Chairman of the
                                         Board


Date:  March 30, 2001                    /s/ Michael L. Armstrong
                                         --------------------------------------
                                         Michael L. Armstrong, Executive Vice
                                         President, Chief Financial Officer,
                                         Treasurer and Assistant Secretary
                                         (principal financial officer)


Date:  March 30, 2001                    /s/ Donald J. Malouf
                                         --------------------------------------
                                         Donald J. Malouf, Secretary and
                                         Director


Date:  March 30, 2001                    /s/ Craig F. Sullivan
                                         --------------------------------------
                                         Craig F. Sullivan, Director


Date:  March 31, 2001                    /s/ Jerry L. Dauderman
                                         --------------------------------------
                                         Jerry L. Dauderman, Director


Date:  March __, 2001
                                         --------------------------------------
                                         Jess Ravich, Director

                          INDEX TO FINANCIAL STATEMENTS




                                                                                                              Page
                                                                                                              ----


Audited Consolidated Financial Statements of Windsor Woodmont Black Hawk Resort Corp.
   (A Development Stage Enterprise):
     Report of Independent Public Accountants....................................................             F-2
     Consolidated Balance Sheets.................................................................             F-3
     Consolidated Statements of Operations.......................................................             F-4
     Consolidated Statements of Comprehensive Loss...............................................             F-5
     Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity (Deficit)....             F-6
     Consolidated Statements of Cash Flows.......................................................             F-7
     Notes to Consolidated Financial Statements..................................................             F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Windsor Woodmont Black Hawk Resort Corp.:


         We have audited the accompanying consolidated balance sheets of Windsor Woodmont Black Hawk Resort Corp. (a Colorado corporation in the development stage) as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive loss, redeemable preferred stock and stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and the period from inception (July 17, 1997) to December 31, 2000 (see Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Windsor Woodmont Black Hawk Resort Corp. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from inception (July 17, 1997) to December 31, 2000 (see Note 1) in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

/s/ ARTHUR ANDERSEN LLP
March 16, 2001
Las Vegas, Nevada

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS



                                                                                     December 31,
                                                                                  2000             1999
                                                                            -------------    -------------

ASSETS
CURRENT ASSETS:
Cash                                                                        $     229,204    $     147,091
Cash and cash equivalents, restricted                                          30,122,220               --
Short-term investments, restricted                                             33,706,894               --
                                                                            -------------    -------------
Total current assets                                                           64,058,318          147,091

LAND AND CONSTRUCTION IN PROGRESS:
Land and site work                                                             18,130,841       13,213,634
Construction in progress                                                       35,895,741       15,965,947
                                                                            -------------    -------------
Total land and construction in progress                                        54,026,582       29,179,581

OTHER ASSETS:
Investments, restricted                                                         2,708,333               --
Funds held in escrow                                                               50,000        1,786,990
Deferred financing costs, net of accumulated amortization
    of $1,043,710 and $0, respectively                                          5,881,114          266,870
                                                                            -------------    -------------

TOTAL ASSETS                                                                $ 126,724,347    $  31,380,532
                                                                            =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Construction accounts payable (including retainage accounts payable)        $   5,633,548    $  15,293,234
Accrued interest                                                                4,769,712        4,312,833
Short- term notes payable                                                              --       16,754,506
                                                                            -------------    -------------
Total current liabilities                                                      10,403,260       36,360,573

NON CURRENT LIABILITIES:
Notes payable                                                                 105,965,404               --
Warrants issued on common stock                                                 3,568,600               --
                                                                            -------------    -------------
Total non current liabilities                                                 109,534,004               --

REDEEMABLE PREFERRED STOCK
Series A - 11% dividend, $100 redemption value, 29,000 shares outstanding       2,900,000               --
Series B - 7% dividend, $100 redemption value, 30,000 shares outstanding        1,684,670               --
Accrued dividends on preferred stock                                              417,322               --
                                                                            -------------    -------------

Total redeemable preferred stock                                                5,001,992               --

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 10,000,000 shares authorized,
    1,000,000 shares outstanding                                                   10,000               10
Additional paid in capital                                                     12,241,250              990
Deficit accumulated during the development stage                              (10,752,845)      (4,981,041)
Other comprehensive income                                                        286,686               --
                                                                            -------------    -------------
Total stockholders' equity                                                      1,785,091       (4,980,041)
                                                                            -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 126,724,347    $  31,380,532
                                                                            =============    =============


       The accompanying notes are an integral part of these consolidated financial statements.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           For the period from
                                                                             July 17, 1997
                                                                           (Date of Inception)
                                         For the Year Ended December 31,        Through
                                              2000              1999        December 31, 2000
                                         --------------    --------------   -----------------

REVENUE:

Interest income                          $    3,810,304                --    $    3,810,304
                                         --------------    --------------    --------------

Total revenue                                 3,810,304                --         3,810,304

EXPENSES:
General and administrative                          170           435,900           958,345
Start up costs                                  317,146                --           317,146
Interest expense                              8,834,934           240,500         9,684,755
Change in valuation of warrants                  12,536                --            12,536
Write off previously capitalized costs               --                --         3,027,589
                                         --------------    --------------    --------------

Total expenses                                9,164,786           676,400        14,000,371
                                         --------------    --------------    --------------

Net loss                                     (5,354,482)         (676,400)      (10,190,067)

Preferred stock dividends                       417,322                --           417,322
                                         --------------    --------------    --------------

Net loss attributable to
    common stock                         $   (5,771,804)   $     (676,400)   $  (10,607,389)
                                         ==============    ==============    ==============

Loss per share
  Basic                                  $        (7.21)   $      (676.40)
  Diluted                                $        (7.21)   $      (676.40)

Weighted Average Shares
  Basic                                         800,200             1,000
  Diluted                                       800,200             1,000



        The accompanying notes are an integral part of these consolidated financial statements.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                                          For the period from
                                                                             July 17, 1997
                                                                          (Date of Inception)
                                       For the Year Ended December 31,         Through
                                           2000              1999         December 31, 2000
                                     ---------------    ---------------   -----------------

Net loss                             $    (5,354,482)   $      (676,400)   $   (10,190,067)

Unrealized gain on securities held
    for sale                                 286,686                 --    $       286,686
                                     ---------------    ---------------    ---------------
Comprehensive loss                   $    (5,067,796)   $      (676,400)   $    (9,903,381)
                                     ===============    ===============    ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)




                                                   Redeemable
                                                 Preferred Stock           Common Stock
                                             ----------------------  -------------------------
                                               Shares        Amount       Shares        Amount
                                             ----------   -----------  ------------  -----------

  Balance at July 17, 1997
  Initial capital contribution                                                1,000  $        10
  Non-cash distribution to members
  Net loss

  Balance at December 31, 1997                                                1,000           10

  Net loss
                                             ----------   -----------  ------------  -----------
  Balance at December 31, 1998                                                1,000           10

  Net loss
                                             ----------   -----------  ------------  -----------
  Balance at December 31, 1999                                                1,000           10

  Issuance of common stock                                                  999,000        9,990
  11% Series A preferred stock                   29,000     2,900,000
  7% Series B preferred stock                    30,000     3,000,000
  Warrants for common stock attached to
      Series B preferred stock                             (1,315,330)
  Preferred stock dividends                                   417,322
  Net loss
  Unrealized gain on investments
   available for sale
                                             ----------   -----------  ------------  -----------
  Balance at December 31, 2000                   59,000   $ 5,001,992     1,000,000  $    10,000
                                             ==========   ===========  ============  ===========



                                                            Deficit
                                                           Accumulated
                                             Additional     During the        Other             Total
                                              Paid In      Development    Comprehensive    Stockholders'
                                              Capital         Stage          Income            Equity
                                            -----------  --------------  --------------   ---------------

  Balance at July 17, 1997
  Initial capital contribution              $       990                                   $         1,000
  Non-cash distribution to members                             (145,456)                         (145,456)
  Net loss                                                     (589,413)                         (589,413)

  Balance at December 31, 1997                      990        (734,869)                         (733,869)

  Net loss                                                   (3,569,772)                       (3,569,772)
                                            -----------  --------------  --------------   ---------------
  Balance at December 31, 1998                      990      (4,304,641)                       (4,303,641)

  Net loss                                                     (676,400)                         (676,400)
                                            -----------  --------------  --------------   ---------------
  Balance at December 31, 1999                      990      (4,981,041)                       (4,980,041)

  Issuance of common stock                   12,240,260                                        12,250,250
  11% Series A preferred stock                                                                         --
  7% Series B preferred stock                                                                          --
  Warrants for common stock attached to
      Series B preferred stock                                                                         --
  Preferred stock dividends                                    (417,322)                         (417,322)
  Net loss                                                   (5,354,482)                       (5,354,482)
  Unrealized gain on investments
   available for sale                                                           286,686           286,686
                                            -----------  --------------  --------------   ---------------
  Balance at December 31, 2000              $12,241,250  $  (10,752,845) $      286,686   $     1,785,091
                                            ===========  ==============  ==============   ===============



       The accompanying notes are an integral part of these consolidated financial statements.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                 For the period
                                                                                                      from
                                                                                                  July 17, 1997
                                                                                                     (Date of
                                                                                                    Inception)
                                                              For the Year Ended December 31,        Through
                                                                   2000             1999        December 31, 2000
                                                              --------------    -------------   -----------------

Cash flows used in operating activities
  Net Loss                                                     $  (5,354,482)   $    (676,400)   $ (10,190,067)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
    Write-off previously capitalized costs                                --               --        3,027,589
    Amortization of deferred financing costs                       1,043,710          280,051        2,327,937
    Change in valuation of warrants                                   12,536               --           12,536
  Changes in working capital:
    Accounts payable, accrued expenses
    and accrued interest                                           2,107,225        3,425,891        6,547,465
                                                               -------------    -------------    -------------
      Net cash used in operating activities                       (2,191,011)       3,029,542        1,725,460
                                                               -------------    -------------    -------------
Cash flows from investing activities:
  Decrease (increase) in funds held in escrow                      1,736,990               --          (50,000)
  Increase in land and construction in progress                  (27,092,162)      (4,761,359)     (56,607,352)
  Increase in cash - restricted, cost                            (30,122,220)              --      (30,122,220)
  Increase in investments, cost                                  (36,128,541)              --      (36,128,541)
  (Decrease) increase in construction accounts payable            (5,339,871)       1,679,347       10,740,736
                                                               -------------    -------------    -------------
      Net cash used in investment activities                     (96,945,804)      (3,082,012)    (112,167,377)
                                                               -------------    -------------    -------------
Cash flows from financing activities:
  Deferred financing costs incurred                               (6,274,954)        (266,870)      (7,826,051)
  Proceeds from notes payable                                    105,965,404          465,948      124,565,759
  Payment of notes payable                                        (9,339,506)         (12,836)     (14,937,571)
  Proceeds from preferred stock - Series B                         1,684,670               --        1,684,670
  Proceeds from common stock issued for cash                       4,010,250               --        4,011,250
  Proceeds from warrants issued for cash                           3,173,064               --        3,173,064
                                                               -------------    -------------    -------------
      Net cash provided by financing activities                   99,218,928          186,242      110,671,121
                                                               -------------    -------------    -------------
Net change in cash and cash equivalents                               82,113          133,772          229,204
Cash and cash equivalents, beginning of period                       147,091           13,319               --
                                                               -------------    -------------    -------------
Cash and cash equivalents, end of period                       $     229,204    $     147,091    $     229,204
                                                               =============    =============    =============

Non Cash Items:
Land and construction in progress reductions
    due to payment settlements and interest forgiven           $   3,887,221               --    $   3,887,221
Construction in progress due to retainage                      $  (1,642,060)              --    $  (1,642,060)
Deferred financing costs settled with warrants                 $    (383,000)              --    $    (383,000)
Accrued interest forgiven                                      $  (1,650,346)              --    $  (1,650,346)
Accounts payable settled for less than face value              $  (2,236,875)              --    $  (2,236,875)
Notes payable converted to common stock                        $  (7,415,000)              --    $  (7,415,000)
Accounts payable settled with Series A preferred stock         $  (2,900,000)              --    $  (2,900,000)
Accounts payable settled with common stock                     $    (825,000)              --    $    (825,000)

Supplemental Cash Flow Information:
Interest Paid                                                  $   9,630,208               --    $  10,994,443



        The accompanying notes are an integral part of these consolidated financial statements.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

         Windsor Woodmont Black Hawk Resort Corp., a Colorado corporation (the "Company" or "Resort Corp.") was incorporated on January 9, 1998. Windsor Woodmont, LLC (the "LLC") was formed as a limited liability company, under the laws of the state of Colorado, on July 17, 1997. These companies were formed for the purpose of developing an integrated limited stakes gaming casino, entertainment and parking facility in Black Hawk, Colorado (the "Project"). As operations of the Project have not begun, the Company and the LLC are reporting as development stage enterprises.

         The Company was a wholly owned shell company subsidiary of the LLC with no significant assets, liabilities or operating activity. In connection with the Private Placement and other financing transactions described in Note 2, the LLC contributed all of its assets and liabilities to the Company in exchange for stock of the Company and the contribution has been accounted for as a recapitalization of entities under common control whereby the assets and liabilities are recorded at the historical cost basis of the LLC. The Company will complete the development of the Project and, upon completion, will operate the Project, which will be managed by Hyatt Gaming Management, Inc. ("Hyatt Gaming"). The LLC's ownership in the Company has been subsequently reduced through the refinancing of the LLC's debt by conversion into the Company's common stock and the issuance of additional common stock for cash.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents, Restricted

         The Company considers all highly liquid investments with a maturity at the time of purchase of six months or less to be cash equivalents. Amounts are held in several trust accounts by Wells Fargo Bank (as cash disbursement agent) and are restricted in use to the development of the Black Hawk Casino by Hyatt in Black Hawk, Colorado or for the 13% First Mortgage Notes interest payments. Included in restricted cash equivalents are two certificates of deposit in the amounts of $919,718 and $526,776 which are pledged as collateral on two irrevocable letters of credit in like amounts which constitute required collateral for public improvements under the Subdivision Agreement and site remediation collateral for a bench excavation permit. The letter of credit in the amount of $919,718 expires April 30, 2002, and the letter of credit in the amount of $526,776 expires September 1, 2002.

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

         Management determines the appropriate classification of its investment securities at the time of purchase and reevaluates such determination at each balance sheet date. At December 31, 2000, the short-term investments consisted of publicly traded corporate debt securities with a maturity date of 12 months or less, and were classified as investments available for sale. As investments available for sale, they are carried at market value, with unrealized holding gain or loss reported as a separate component of stockholders' equity.

         Amounts are held in several trust accounts by Wells Fargo Bank (as cash disbursement agent) and are restricted in use to the development of the Project or for the 13% First Mortgage Notes interest payments.

         As of December 31, 2000 and 1999, unrealized gains of $286,686 and $0, respectively, have been recognized in the accompanying financial statements. Income tax expense associated with those unrealized gains totaled $97,473 and $0 for the years ended December 31, 2000 and 1999, respectively. There were no unrealized gains or income taxes associated with such gains as of December 31, 1999.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants Issued on Common Stock

         Warrants issued in connection with the Company's various financing transactions (see Note 2), contain a "put option" permitting the warrant holder to redeem the warrant for cash. The value of the warrants were provided by the Company's Placement Agent, U.S. Bancorp Libra. The warrants issued with the first mortgage notes and second mortgage notes were valued at $1.64 million and $160,000, respectively. The warrants issued with the Series B preferred stock have been valued at $1.37 million. The value of warrants issued to the Placement Agent was $383,000. Due to the cash based put option features of the warrants, the total warrant value has been recorded as a liability in the accompanying consolidated balance sheet and recorded at fair value each reporting period. As of December 31, 2000, a liability for the fair market value of the warrants of $3.57 million was recorded in the accompanying consolidated balance sheet and a corresponding expense of $12,536 was recorded in the accompanying consolidated statement of operations.

Land  and Construction in Progress

         Costs related directly to the purchase of land, comprised mainly of excavation costs on the land on which the Project will be built, are capitalized. Construction in progress includes all costs directly attributable to the Project and, in management's opinion, have continuing value to the Project. When previously capitalized costs are determined to have no further value to the Project, such costs are written off in the period in which the determination is made.

Capitalized Interest

         The Company capitalizes interest costs associated with the debt incurred in connection with the Project in accordance with Statements of Financial Accounting Standards No. 34 - "Capitalization of Interest Cost." Interest capitalization will cease once the Project is substantially complete or is no longer undergoing construction activities to prepare it for its intended use. During the years ended December 31, 2000 and 1999, $4.25 million, and $2.26 million of interest expense was capitalized, respectively.

Funds Held in Escrow

         Funds held in escrow represents cash held by the City of Black Hawk under various bond agreements associated with the construction of the Project. To the extent Resort Corp. does not complete the improvements required by the bond agreements, the City of Black Hawk can utilize the funds to complete the improvements.

Income Taxes

         The Company accounts for Income Taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of an applicable valuation allowance, related to net operating loss carry-forwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that the realization of such benefits is more likely than not. Otherwise, a valuation allowance is applied.

Debt Discount and Issuance Costs

         Debt discount and issuance costs are capitalized and amortized using the effective interest rate method over the term of the related debt.

Use of Estimates

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, and related revenues and expenses. Actual results could differ from those estimates.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss Per Share

         Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during the period. Diluted loss per share is based on the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options.

Start-up Costs

         Effective January 1, 1999, Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", addressed the manner in which the Company accounts for start-up costs. Start-up costs incurred after January 1, 1999 have been expensed as incurred. During the fiscal year December 31, 2000 and 1999, the Company incurred start-up costs of approximately $0.3 million and $0, respectively.

Recently Issued Accounting Standards

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments for fiscal years beginning after June 15, 2000. As of December 31, 2000, management estimates that SFAS No. 133 will not have an impact on the Company's results of operations or financial position.

2.   PRIVATE PLACEMENT

         On March 14, 2000, the Company completed the issuance of $100 million in first mortgage notes in a Private Placement (the "Private Placement Notes") which are senior secured obligations collateralized by substantially all of the Company's assets. The Private Placement Notes bear interest at 13% per annum, are payable semi-annually, mature in 2005 and contain numerous covenants, including limitations on the payment of dividends on common stock, the incurrence of additional indebtedness and the issuance of additional preferred stock. The Private Placement Notes also have warrants attached that will entitle the holders to purchase, at $0.01 per share, common stock of the Company that represent, in the aggregate, 20% of the fully diluted common stock of the Company. The warrants were valued at $1.64 million, are immediately exercisable and expire in 10 years. Holders of the warrants have the right to put the warrants to the Company for cash at any time after both (1) the date on which the notes issued in the Private Placement are paid in full, whether at maturity or pursuant to redemption or repurchase, and (2) the date on which the second mortgage notes issued to Hyatt Gaming are paid in full, whether at maturity or pursuant to redemption or repurchase. The price the Company will pay per warrant will be based on a fully diluted, per share total enterprise value for the Company equal to (1)(a) 6.0 multiplied by earnings before interest, taxes, depreciation, and amortization in each case of the four fiscal quarters immediately preceding such purchase for which internal financial statements are available, minus (b) funded debt minus (c) the liquidation preference value of any outstanding preferred stock, plus (d) the cash to be received upon the exercise of any warrants, options or convertible securities having an exercise price less than the fair value of such common stock, divided by (2) the number of shares of common stock outstanding on a fully diluted basis. The holders of the warrants also have certain tag along and drag along rights, as defined. Net proceeds from the Private Placement, after offering expenses, were approximately $94.8 million. The net proceeds were used to continue to fund the development of the project and satisfy notes payable with Kennedy Funding, Inc., National Westminster, National Westminster Capital Markets, Mohogany Ridge LP, American Equity Exchange, Midcap, S-O Family Partnership, Miner's Mesa and Dan Robinowitz (see Note 3) in addition to certain accounts payable and accrued expenses that were significantly past due at December 31, 1999.

         Upon consummation of the Private Placement, the following financing transactions also occurred:


         o The Company amended its articles of incorporation whereby its authorized stock now consists of 10,000,000 shares of common stock, $0.01 par value per share, and 1,000,000 shares of preferred stock, $0.01 par value per share. The shares of preferred stock may be issued from time to time in one or more series;

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         o The Company issued 29,000 shares of its preferred stock as "Series A" preferred stock and 30,000 shares of its preferred stock as "Series B" preferred stock. The holders of both the Series A and Series B preferred stock have no voting rights. The Series A preferred stock is non-convertible, accrues cumulative, non-compounding dividends at the rate of 11% per annum and has a liquidation preference of $100 per share. Holders of the Series A preferred stock may redeem their shares at a price per share equal to their liquidation preference plus accrued and unpaid dividends thereon at any time after the later of (1) one year after the notes issued in the Private Placement are paid in full, whether at maturity or upon redemption or repurchase and (2) one year after the second mortgage notes issued to Hyatt Gaming are paid in full, whether at maturity or upon redemption or repurchase. The Series B preferred stock is non-convertible, accrues dividends on a cumulative basis, compounding quarterly at a rate of 7% per annum and has a liquidation preference of $100 per share. Holders of the Series B preferred stock may redeem their shares at a price equal to their liquidation preference plus accrued and unpaid dividends thereon at March 15, 2015;

         o The LLC contributed all of its assets and liabilities to the Company. In exchange the LLC received 368,964 shares of common stock of the Company. The LLC has allocated 50,000 of the shares it received in satisfaction of $825,000 of accrued salaries. Other shares were transferred to the Members of the LLC and to certain individuals. Such shares represent approximately 37% of the outstanding common stock of the Company;

         o Notes payable in the amount of $7.4 million were converted to 383,461 shares of common stock of the Company and accrued interest in the amount of approximately $1.65 million was forgiven;

         o The Company obtained approximately $4.0 million in proceeds from the sale of 247,575 shares of its common stock;

         o As described above, the Company issued $2.9 million of its 11% mandatorily redeemable Series A preferred stock in satisfaction of certain accrued salaries and other project development costs $ (1.7 million) and accounts payable ($1.2 million);

         o As described above, the Company issued $3.0 million of its 7% mandatorily redeemable Series B preferred stock in exchange for cash. The Series B preferred stock was sold with warrants valued at $1,368,500 that entitle the warrant holders to purchase, at an exercise price of $0.01 per share, common stock of the Company that represent, in the aggregate, 15% of the fully diluted common stock of the Company. These warrants have substantially similar rights as the warrants issued in the Private Placement;

         o The Company obtained approximately $7.5 million in proceeds from the issuance of second mortgage notes and warrants to Hyatt Gaming. The warrants attached to the Hyatt Gaming second mortgage notes were assigned a value of $160,000 and entitle the warrant holders to purchase, at $0.01 per share, common stock of the Company that represents, in the aggregate, 1.98% of the fully diluted common stock of the Company. These warrants have the same rights as the warrants issued in the Private Placement;

         o U.S. Bancorp Libra, as placement agent, received warrants with a value of $383,000 that entitle the warrant holders to purchase, at $0.01 per share, common stock of the Company that represent, in the aggregate, 4.67% of the fully diluted common stock of the Company. These warrants have the same rights as the warrants issued in the Private Placement.

The value assigned to the warrants issued in the Private Placement and other financing transactions described above were determined by the placement agent to the Company.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.   NOTES PAYABLE

         Notes payable at December 31, 2000 consisted of proceeds from the Private Placement described in Note 2. The first mortgage notes are in the face amount of $100 million, with a $1.64 million discount related to the assignment of value to the warrants attached thereto. The second mortgage notes are in the face amount of $7.5 million, with a $0.16 million discount related to the assignment of value to the warrants attached thereto.

         Notes payable at December 31, 1999 consisted of notes issued primarily for the purchase of land and to fund certain other costs of the Project. At December 31, 1999, the Company was in default on substantially all outstanding note agreements. Accordingly, interest was accruing at default rates and substantially all outstanding debt obligations were immediately due, unless noted otherwise. All of these existing notes payable and related accrued interest at December 31, 1999 were extinguished in March 2000 with proceeds from the Private Placement or through the other financing transactions described in
Note 2.

Notes payable consisted of the following at December 31, 2000:



                                                                                                   Interest
     Issuer                                                                Maturity Date             Rate
     ------                                                                -------------           --------

   First Mortgage Notes , less unamortized discount of $1,384,911          March 15, 2005              13%    $  98,615,089
   Second Mortgage Notes , less unamortized discount of $149,685           March 15, 2010            15.5%        7,350,315
                                                                                                              -------------
         TOTAL                                                                                                $ 105,965,404
                                                                                                              =============


Notes payable consisted of the following at December 31, 1999:


                                                                                             Interest
     Issuer                                                                                    Rate
     ------                                                                                  --------

   Related Parties
   Normandy, Inc.                                                                               10%           $   3,217,735
   J. Dauderman                                                                                 15%               1,600,000
   Robert W. Martin                                                                        Libor + 9.5%             433,333
   Robert E. Martin                                                                        Libor + 9.5%             433,333
   J. Michael Martin                                                                       Libor + 9.5%             433,334
   P. Steelman                                                                                  15%                 950,000
   P. Deal                                                                                      10%                 265,000
   R. Folsom                                                                                    10%                 100,000
   D. Robinowitz                                                                                10%                  50,000
                                                                                                              -------------
Sub-total                                                                                                         7,482,735
                                                                                                              -------------

   Other Notes
   Kennedy Funding Inc.                                                                         36%               5,400,000
   National Westminster                                                                    Libor + 9.5%           2,686,771
   Nat West Capital Markets                                                                Libor + 9.5%             650,000
   Mahogany Ridge LP                                                                           8.5%                 285,000
   Miner's Mesa                                                                          No stated rate             250,000
                                                                                                              -------------
        Sub-total                                                                                                 9,271,771
                                                                                                              -------------
         TOTAL                                                                                                $  16,754,506
                                                                                                              =============

         Upon completion of the Private Placement by the Company, described in
Note 2, certain of the above notes payable were converted into common stock of the Company subsequent to year end as discussed below:

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Normandy, Inc.--Subsequent to December 31, 1999, the principal amount of $3.2 million at December 31, 1999 was converted into 157,584 shares of common stock. Accrued interest in the amount of approximately $581,000 was forgiven;

         J. Dauderman--Subsequent to December 31, 1999, the principal amount of $1.6 million at December 31, 1999 was converted into 78,792 shares of common stock. Accrued interest in the amount of approximately $407,000 was forgiven;

         Robert W. Martin -- Subsequent to December 31, 1999, the principal amount of $433,333 at December 31, 1999 was converted into 26,060 shares of common stock. Accrued interest in the amount of approximately $72,000 was forgiven;

         Robert E. Martin -- Subsequent to December 31, 1999, the principal amount of $433,333 at December 31, 1999 was converted into 26,060 shares of common stock. Accrued interest in the amount of approximately $72,000 was forgiven;

         J. Michael Martin--Subsequent to December 31, 1999, the principal amount of $433,334 at December 31, 1999 was converted into 26,060 shares of common stock. Accrued interest in the amount of approximately $72,000 was forgiven;

         P. Steelman--Subsequent to December 31, 1999, the principal amount of $950,000 at December 31, 1999 was converted into 46,783 shares of common stock. Accrued interest in the amount of approximately $209,000 was forgiven;

         P. Deal--Subsequent to December 31, 1999, the principal amount of $265,000 at December 31, 1999 was converted into 16,061 shares of common stock. Accrued interest in the amount of approximately $95,000 was forgiven; and,

         R. Folsom--Subsequent to December 31, 1999, the principal amount of $100,000 was converted into 6,061 shares of common stock.

         The remaining outstanding debt obligations in the amount of approximately $9.3 million and accrued interest in the amount of approximately $2.7 million was paid in cash with the proceeds of the Private Placement Notes. An additional amount of accrued interest of approximately $150,000 was forgiven upon payment of the outstanding principal.

4.   STOCKHOLDERS' EQUITY

         The Company was a wholly owned shell company subsidiary of the LLC with no significant assets, liabilities or operating activity as of December 31, 1999. At December 31, 1999, the LLC was owned 50% by DPR 1992 Trust, in which Daniel P. Robinowitz, the LLC's Managing Member, is the trustee and sole beneficiary, 25% by Normandy, Inc, and 25%, by Patricia Deal. Irving C. Deal, a manager of the LLC, is also the Chief Executive Officer of Normandy, Inc. and the husband of Patricia Deal.

         Prior to the formation of the LLC, Normandy, Inc. incurred certain costs related to the Project. During 1997, the assets obtained and liabilities incurred by Normandy, Inc. were contributed to the LLC. Liabilities assumed exceeded assets contributed by $145,456, and such amount is reflected in the consolidated financial statements as a non-cash distribution to Members of the LLC.

         In connection with the LLC's contribution of all its assets and liabilities to the Company described in Note 2,

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Members of the LLC agreed to a disproportionate distribution of shares whereby the DPR 1992 Trust received 27,500 shares in excess of its membership interest. No costs related to this transaction are reflected in these financial statements.

5.  COMMITMENTS AND CONTINGENCIES

Gaming Regulation Licensing

         The Company's ability to conduct gaming operations in the State of Colorado is subject to the licensability and qualifications of the Company and its common stockholders, and may be subject to the licensability and qualifications of the holders of its Series B preferred stock. There is no guarantee that the Colorado Limited Gaming Control Commission will grant the Company a gaming license. Additionally, upon receipt of a gaming license, such licensing and qualifications will be reviewed periodically by the gaming authorities in Colorado and there are no guarantees such license will be renewed.

Management Agreement

         On February 2, 2000, the Company entered into a management agreement which was amended on March 14, 2000 (the "Management Agreement") with Hyatt Gaming, which, in exchange for a fee, will manage the casino operations. The management fee will be equal to a basic fee of 3% of the adjusted gross receipts and an incentive fee equal to 5% of the earnings before interest, taxes, depreciation and amortization for the appropriate fiscal year. The incentive fee shall be paid only to the extent earnings before interest, taxes, depreciation and amortization is positive and will be subordinated in payment to the notes issued in the Private Placement. The Management Agreement can be terminated by either party upon delivery of written notice if certain events transpire.

Subdivision Agreement

         The LLC entered into a subdivision agreement with the City of Black Hawk, which has been assigned to the Company whereby the Company is required to dedicate an additional right-of-way for Richman Street, and to make certain improvements to Richman Street and to the portion of Highway 119 that abuts the Project's property. Upon completion of the improvements, the Company will convey title to the improvements to the City of Black Hawk, free and clear of all liens or encumbrances, including those under the indenture governing the first mortgage notes. The estimated cost of these improvements is approximately $836,000.

Success Fee

         The Company has agreed to pay Daniel P. Robinowitz, Co-Chairman of the Board, President and Chief Executive Officer of the Company, a "success fee" of up to $800,000. The success fee will be earned when construction of the Project is complete and the casino is open, and will only be paid if funds, as defined, are available. No costs have been accrued under this agreement as of December 31, 2000 and 1999, respectively.

Construction Risks

         Any construction project entails significant construction risks, including, without limitation, cost overruns, delays in receipt of governmental approvals, shortages of material or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppages, fire and other natural disasters, construction scheduling problems and weather interference's, any of which, if it occurred, could delay construction or result in substantial increase in costs to the Project.

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

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company has been informed that the Superfund Division of the Colorado Department of Public Health and the Environment (CDPHE), working with the EPA, has sampled surface water in or near North Clear Creek near where a portion of the Project site called Silver Gulch discharges surface water into North Clear Creek. The Company has been informed that based on the results of those samples, the EPA and the Colorado Superfund Division have expressed preliminary concern that soil and rock associated with historic mining operations in Silver Gulch may be a source of contamination to North Clear Creek. Even minor contamination could form a basis for the EPA or CDPHE to require owners and operators of properties which have been the source of contamination to investigate and remediate contamination on or from their property or to reimburse costs incurred by the government in connection with such remediation. The Project site could be among the properties suspected of being a source of contamination. If investigation or remediation of the project site were required, the Project schedule could be delayed and costs could increase.

Construction Agreement

         The LLC entered into a construction agreement with PCL Construction Services, Inc. ("PCL"), which has been assigned to the Company whereby PCL will build the Project. Subject to certain conditions, PCL has guaranteed that the cost of the Project will not exceed $42.56 million. Costs in the amount of approximately $10.9 million and $0 have been incurred under this contract as of December 31, 2000 and 1999, respectively.

Excavation Agreement

         The LLC entered into an excavation agreement, which has been assigned to the Company in which all excavation for the Project will be performed by D.H. Blattner & Sons, Inc. The excavation was substantially complete at December 31, 2000 and costs in the amount of approximately $8.9 million have been incurred under this contract. This is not a maximum price contract.

Legal Proceedings

         Due to the Company's delay in satisfying its outstanding debt obligations at December 31, 1999, liens were placed against substantially all of the Company's assets. A portion of the proceeds from the Private Placement (see
Note 2) were used to satisfy all such outstanding obligations.

6.  INCOME TAXES

         The benefit for income taxes attributable to net loss for the year ended December 31, 2000 is as follows:


                                               2000
                                           -------------

Current                                    $          --
Deferred                                              --
                                           -------------
Total Provision                            $          --
                                           =============

         The income tax benefit associated with the Company's net loss for the year ended December 31, 2000 differs from the amount computed at the federal income tax statutory rate as a result of the following:


                                                2000
                                           -------------

Amount at statutory rate                      (1,820,524)
Valuation allowance                            1,820,524
                                           -------------
    Total Provision                        $          --
                                           =============

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The components of the deferred taxes at December 31, 2000 consisted of the following:


       Deferred tax assets:                2000
                                      -------------

Net operating loss                    $   3,352,531
Preopening costs                            107,830
Warrant valuation                             4,262
                                      -------------
Total deferred asset                      3,464,623
Valuation Allowance                      (3,464,623)
                                      -------------
   Net deferred tax asset             $          --
                                      =============

         As discussed in Note 1, prior to the Private Placement, the operations of the Company were associated with the LLC, which was a nontaxable entity. Consistent with SFAS 109, deferred tax assets and a corresponding valuation allowance of $ 1.6 million were recorded at the date the LLC contributed all of its assets and liabilities to the Company.

         As of December 31, 2000, the Company had a net operating loss of $9.9 million, which expires 2020.

         At December 31, 2000, the Company believes that it is not more likely than not that any of its deferred tax assets are realizable because of the difficulty in projecting future taxable income. Accordingly, all deferred tax assets are fully reserved as of December 31, 2000.

7.  RELATED PARTY TRANSACTIONS

         One of the Company's directors is the Chairman and Chief Executive Officer of U.S. Bancorp Libra, the placement agent for our unit offering. In conjunction with the offering, the Company paid U.S. Bancorp Libra a placement fee in the amount of $3,500,000 and warrants to purchase 80,031 shares of our common stock at $0.01 per share, exercisable until March 15, 2010.

         The Company has a financial consulting arrangement with one of its directors. This director was paid $200,000 for services related to the initial unit offering and has provided $83,785 in additional services.

         The Company's secretary and one of the directors provides legal and professional services to the Company and has provided $47,250 in services related to the initial unit offering and $20,091 in additional services.

         The son of the Company's Chief Executive Officer provided services in connection with the design and implementation of its internet site, for which the Company incurred costs of $33,989.

8.  STOCK INCENTIVE PLAN

         On April 14, 2000, our board of directors approved the 2000 Stock Incentive Plan (the "Plan"), which provides for the grant of options to purchase an aggregate of not more than 150,000 shares of our common stock. The Plan was approved by the shareholders in August, 2000.

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

     A summary of stock option activity and weighted average exercise prices follows:


                                                       Weighted
                                                        Average
                                         Number        Exercise
                                        Of Shares        Price
                                      ------------   ------------

Balance December 31, 1999                       --             --
Granted at market price                    108,000   $      16.50
Exercised                                       --             --
Forfeited                                       --             --
                                      ------------   ------------
Balance December 31, 2000                  108,000   $      16.50
                                      ============   ============



         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in the accounting for its stock option plan. Accordingly, no compensation expense has been recognized related to the Company's plan. If compensation cost for the Plan had been determined using the fair-value method prescribed by SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss would have been reduced to the pro-forma amounts indicated below.


                                                           December 31,
                  Net Loss                                    2000
                                                           ------------

                  As reported                              $5,771,804
                  Pro forma                                $6,009,306

         The weighted average fair value and remaining contract life of options granted was $16.50 and 9.3 years, respectively, for the fiscal year ending December 31, 2000. As the Company's stock is not publicly traded, the fair value of each option was estimated on the grant date using the minimum value method (which excludes a volatility assumption), with the following assumptions:


                                                             December 31,
                                                                2000
                                                             -----------

         Risk-free interest rate                                6.21%
         Expected life in years                              10 years
         Dividend yield                                          0.0%


                                  EXHIBIT INDEX

        Exhibit
          No.                       Description
        -------                     -----------
         3.1(1)            First Amended and Restated Articles of
                           Incorporation of Windsor Woodmont Black Hawk Resort
                           Corp.

         3.2(1)            First Amended and Restated Bylaws of Windsor Woodmont
                           Black Hawk Resort Corp.

         4.1(1) Indenture, dated as of March 14, 2000, by and between Windsor Woodmont Black Hawk Resort Corp.
                           and SunTrust Bank, as trustee

         4.2(1)            Form of 13% First Mortgage Notes, Series B

         4.3(1)            Form of Series A Warrant certificates dated March 14,
                           2000 issued to unit purchasers for the purchase of up to 342,744 shares of common stock, issued to Hyatt
                           Gaming Management, Inc. for the purchase of up 33,887 shares of common stock and issued to U.S. Bancorp
                           Libra, as placement agent, for the purchase of up to 80,031 shares of common stock

         4.4(1)            Form of Series B Warrant certificates dated March 14,
                           2000 to purchase up to 257,058 shares of common stock issued to the purchasers of the Series B Preferred
                           Stock

         4.5(1) First Warrant Agreement dated as of March 14, 2000, by and Windsor Woodmont Black Hawk Resort Corp. and
                           SunTrust Bank, as warrant agent, relating to the issuance to the unit purchasers of warrants for the purchase of 342,744 shares of common stock, the issuance to Hyatt Gaming Management, Inc. of warrants to purchase 33,887 shares of common stock and the issuance to U.S. Bancorp Libra, as placement agent, of warrants to purchase 80,031 shares of common stock

         4.6(1) Second Warrant Agreement, dated as of March 14, 2000, by and between Windsor Woodmont Black Hawk Resort
                           Corp. and SunTrust Bank, as warrant agent, relating to the issuance to the purchasers of the Series B
                           Preferred Stock of warrants for the purchase of 257,058 shares of common stock

         4.7(1) A/B Exchange Registration Rights Agreement, dated as of March 14, 2000, among Windsor Woodmont Black Hawk
                           Resort Corp. and the unit purchasers

         4.8(1)            Warrant Registration Rights Agreement, dated as of
                           March 14, 2000, by and among Windsor Woodmont Black
                           Hawk Resort Corp., each of the purchasers of the units, Hyatt Gaming Management, Inc., each of the purchasers of the Series B Preferred Stock and U.S. Bancorp Libra


        10.1(1) Management Agreement dated as of February 2, 2000, by and between Windsor Woodmont Black Hawk Resort
                           Corp. and Hyatt Gaming Management, Inc. and First
                           Amendment to Management Agreement

        10.2(1)            Subordination, Non-Disturbance and Attornment
                           Agreement dated as of March 14, 2000, by and among Windsor Woodmont Black Hawk Resort Corp., Hyatt
                           Gaming Management, Inc. and SunTrust Bank, a trustee

        10.3(1) Architect's Agreement dated as of January 31, 2000 by and between Windsor Woodmont, LLC and Paul
                           Steelman, Ltd.

        10.4(1)            Construction Management Agreement dated February 1,
                           2000 by and between Windsor Woodmont, LLC and Building Sciences, Inc.

        10.5(1) Construction Agreement dated as of January 11, 2000 by and between Windsor Woodmont, LLC and PCL
                           Construction Services, Inc.

        10.6(1) Excavation Agreement dated as of December 31, 1999, by and between Windsor Woodmont, LLC and D.H.
                           Blattner & Sons, as amended

        10.7(1) Subdivision Agreement dated December 29, 1997 by and between Windsor Woodmont, LLC and the City of Black
                           Hawk, including the First Addendum, dated March 25,
                           1998, Second Addendum, dated May 27, 1998, and Third
                           Addendum, dated March 29, 2000, thereto

        10.8(1)            Deed of Trust to Public Trustee, Security Agreement,
                           Fixture Filing and Assignment of Rents, Leases and
                           Leasehold Interest, dated as of March 14, 2000, by
                           Windsor Woodmont Black Hawk Resort Corp.

        10.9(1) Security Agreement, dated as of March 14, 2000, by and between Windsor Woodmont Black Hawk Resort Corp.
                           and SunTrust Bank, as trustee

        10.10(1)           Pledge and Assignment Agreement, dated as of March
                           14, 2000, by and among Windsor Woodmont Black Hawk
                           Resort Corp. in favor of SunTrust Bank, as trustee

        10.11(1) Collateral Assignment, dated as of March 14, 2000, by and between Windsor Woodmont Black Hawk Resort
                           Corp. in favor of SunTrust Bank, as trustee

        10.12(1)           Subordinated Loan Agreement, dated as of March 14,
                           2000, by and between Windsor Woodmont Black Hawk
                           Resort Corp. and Hyatt Gaming Management, Inc.

        10.13(1)           Hyatt Gaming Deed of Trust to Public Trustee,
                           Security Agreement, Fixture Filing and Assignment of
                           Rents, Leases and Leasehold Interests,, dated as of March 14, 2000, by Windsor Woodmont Black Hawk Resort
                           Corp. to the Public trustee of the County of Gilpin, Colorado, for the benefit of Hyatt Gaming Management, Inc.


        10.14(1)           Hyatt Gaming Security Agreement, dated as of March
                           14, 2000, by and between Windsor Woodmont Black Hawk
                           Resort Corp. and Hyatt Gaming Management, Inc.

        10.15(1) Hyatt Gaming Pledge and Assignment Agreement, dated as of March 14, 2000, by and among Windsor Woodmont
                           Black Hawk Resort Corp. in favor of Hyatt Gaming
                           Management, Inc.

        10.16(1)           Hyatt Gaming Collateral Assignment, dated as of
                           March 14, 2000, by and between Windsor Woodmont
                           Black Hawk Resort Corp. in favor of Hyatt Gaming
                           Management, Inc.

        10.17(1)           General Assignment made as of March 14, 2000 by
                           Windsor Woodmont, LLC in favor of Windsor Woodmont
                           Black Hawk Resort Corp.

        10.18(1) Intercreditor Subordination and Collateral Agreement, dated as of March 14, 2000, by and among SunTrust
                           Bank, as trustee, Hyatt Gaming Management, Inc. and
                           Windsor Woodmont Black Hawk Resort Corp.

        10.19(1) Cash Collateral and Disbursement Agreement dated as of March 14, 2000 by and among SunTrust Bank, as trustee, Windsor Woodmont Black Hawk Resort Corp.,
                           Hyatt Gaming Management, Inc., Norwest Bank
                           Minnesota, N.A., as disbursement agent, First
                           American Heritage Title Company, as construction escrow agent, and RE TECH+, Inc., as independent construction consultant

        10.20(1) Account Agreement, dated as of March 14, 2000, by and among Windsor Woodmont Black Hawk Resort Corp.,
                           SunTrust Bank, as trustee, and Norwest Bank
                           Minnesota, N.A., as securities intermediary

        10.21(1) Interim Interest Reserve Account Agreement, dated as of March 14, 2000, by and among Windsor Woodmont
                           Black Hawk Resort Corp., SunTrust Bank, as trustee, and Norwest Bank Minnesota, N.A., as securities intermediary

        10.22(1)           Interest Reserve Account Agreement, dated as of
                           March 14, 2000, by and between Windsor Woodmont
                           Black Hawk Resort Corp. and SunTrust Bank, as trustee and securities intermediary

        10.23(1)           Hyatt Gaming Account Agreement, dated as of March 14,
                           2000, by and among Windsor Woodmont Black Hawk
                           Resort Corp., Hyatt Gaming Management, Inc. and
                           Norwest Bank Minnesota, N.A., as securities intermediary

        10.24(1)           Shareholders Agreement, dated as of March 14, 2000

        10.25(1) Office Lease between Dallas Office Portfolio, L.P., as landlord, and Windsor Woodmont Black Hawk Resort
                           Corp., as tenant


        10.26(1) Site Improvement Agreement, dated March 29, 2000, by and between the City of Black Hawk, Colorado, and Windsor Woodmont Black Hawk Resort Corp.

        10.27(1) Escrow Agreement, dated March 29, 2000, by and between the City of Black Hawk, Colorado, Windsor
                           Woodmont Black Hawk Resort Corp. and Norwest Bank
                           Minnesota, N.A.

        10.28(1) Settlement Agreement, dated January 31, 2000, by and between Windsor Woodmont, LLC and D.H. Blattner &
                           Sons, Inc.

        10.29(1)           Escrow Agreement, dated March 28, 2000, by and among
                           D.H. Blattner & Sons, Inc. Windsor Woodmont Black
                           Hawk Resort Corp. and Norwest Bank Minnesota, N.A.

        10.30(1)           Incentive Stock Option Plan

        16.1(1) Letter from PricewaterhouseCoopers re: change in certifying accountant

---------

(1) Filed as an exhibit to Windsor Woodmont Black Hawk Resort Corp.'s Registration Statement on Form S-4 filed July 12, 2000, as amended (File No. 333-41292), and incorporated herein by reference.