Form 10-Q
period 2001-03-31
WINDSOR WOODMONT BLACK HAWK RESORT CORP
filed 2001-05-15
CIK 1119040

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       or

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

Part I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets, March 31, 2001
                    (unaudited) and December 31, 2000                                          2

                  Condensed Consolidated Statements of Operations for the
                      three months ended March 31, 2001 and 2000 and for
                      the period from July 17, 1997 (date of inception)
                      through March 31, 2001 (unaudited)                                       3

                  Condensed Consolidated Statement of Comprehensive Loss for the
                      three months ended March 31, 2001 and 2000 and for the
                      period from July 17, 1997 (date of inception) through
                      March 31, 2001 (unaudited)                                               4

                  Condensed Consolidated Statements of Redeemable Preferred
                      Stock and Stockholders' Equity for the three months ended
                      March 31, 2001 and for the period from July 17, 1997
                      (date of inception) through March 31, 2001 (unaudited)                   5

                  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 and for the period
                      from July 17, 1997 (date of inception) through March 31,
                      2001 (unaudited)                                                         6

                  Notes to Condensed Consolidated Financial Statements                       7 - 9

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                             10 - 11


Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                           12

         Item 2.  Changes in Securities and Use of Proceeds                                   12

         Item 3.  Defaults Upon Senior Securities                                             12

         Item 4.  Submission of Matters to a Vote of Security Holders                         12

         Item 5.  Other Information                                                           12

         Item 6.  Exhibits and Reports on Form 8-K                                            12

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   March 31, 2001    December 31, 2000
                                                                                   ---------------   -----------------
ASSETS
CURRENT ASSETS:
Cash                                                                               $       221,475    $       229,204
Cash and cash equivalents, restricted                                                   30,129,583         30,122,220
Short-term investments, restricted                                                      20,834,157         33,706,894
                                                                                   ---------------    ---------------
Total current assets                                                                    51,185,215         64,058,318

LAND AND CONSTRUCTION IN PROGRESS
Land and site work                                                                      18,133,341         18,130,841
Construction in progress                                                                46,021,458         35,895,741
                                                                                   ---------------    ---------------
Total land and construction in progress                                                 64,154,799         54,026,582

OTHER ASSETS:
Investments, restricted                                                                         --          2,708,333
Funds held in escrow                                                                            --             50,000
Deferred financing costs, net of accumulated amortization
    of $1,390,732 and $1,043,710, respectively                                           5,582,504          5,881,114
                                                                                   ---------------    ---------------

TOTAL ASSETS                                                                       $   120,922,518    $   126,724,347
                                                                                   ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Construction accounts payable and accrued expenses                                 $     4,019,498    $     5,633,548
Accrued interest                                                                         1,848,236          4,769,712
                                                                                   ---------------    ---------------
Total current liabilities                                                                5,867,734         10,403,260

NON CURRENT LIABILITIES
Notes Payable                                                                          106,051,084        105,965,404
Warrants issued on common stock                                                          3,568,600          3,568,600
                                                                                   ---------------    ---------------
Total non current liabilities                                                          109,619,684        109,534,004

REDEEMABLE PREFERRED STOCK
Series A - 11% dividend, $100 redemption value, 29,000 shares outstanding                2,900,000          2,900,000
Series B - 7% dividend, $100 redemption value, 30,000 shares outstanding                 1,701,861          1,684,670
Accrued dividends on preferred stock                                                       549,572            417,322
                                                                                   ---------------    ---------------
Total redeemable preferred stock                                                         5,151,433          5,001,992

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 10,000,000 shares authorized,
    1,000,000 shares outstanding                                                            10,000             10,000
Additional paid in capital                                                              12,241,250         12,241,250
Deficit accumulated during the development stage                                       (12,326,153)       (10,752,845)
Other comprehensive income                                                                 358,570            286,686
                                                                                   ---------------    ---------------
Total stockholders' equity                                                                 283,667          1,785,091
                                                                                   ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   120,922,518    $   126,724,347
                                                                                   ===============    ===============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        2

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                    For the period from
                                                                                       July 17, 1997
                                              For the Three Months Ended March 31,  (Date of Inception)
                                              ------------------------------------        Through
                                                      2001              2000          March 31, 2001
                                              -----------------    ---------------  -------------------
REVENUE:
Interest income                                 $       809,269    $       238,676    $     4,619,573
                                                ---------------    ---------------    ---------------

Total revenue                                           809,269            238,676          4,619,573

EXPENSES:
General and administrative                                   --                 57            958,345
Start up costs                                          202,310            165,000            519,456
Interest expense                                      2,048,017            535,013         11,732,772
Change in valuation of warrants                              --                 --             12,536
Write off previously capitalized
    costs                                                    --                 --          3,027,589
                                                ---------------    ---------------    ---------------
Total expenses                                        2,250,327            700,070         16,250,698
                                                ---------------    ---------------    ---------------

Net loss                                             (1,441,058)          (461,394)       (11,631,125)

Preferred stock dividends                               132,250             21,740            549,572
                                                ---------------    ---------------    ---------------
Net loss attributable to
    common stock                                $    (1,573,308)   $      (483,134)   $   (12,180,697)
                                                ===============    ===============    ===============

Loss per share
    Basic                                       $         (1.57)   $         (2.41)
    Diluted                                     $         (1.57)   $         (2.41)

Weighted Average Shares
    Basic                                             1,000,000            200,800
    Diluted                                           1,000,000            200,800


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                                                     For the period from
                                                                                        July 17, 1997
                                           For the Three Months Ended March 31,      (Date of Inception)
                                           -----------------------------------            Through
                                                2001                2000              March 31, 2001
                                           ---------------    ----------------       -------------------
Net loss                                   $    (1,441,058)   $      (461,394)        $   (11,631,125)

Unrealized gain  (loss) on securities
   held for sale                                    71,884            (82,071)                358,570
                                           ---------------    ---------------         ---------------

Comprehensive loss                         $    (1,369,174)   $      (295,100)        $   (11,272,555)
                                           ===============    ===============         ===============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE
                    PREFERRED STOCK AND STOCKHOLDERS' EQUITY


                                                               Redeemable
                                                            Preferred Stock                      Common Stock
                                                       ------------------------------       -----------------------------
                                                          Shares            Amount            Shares            Amount
                                                       ------------      ------------       -----------       -----------

  Balance at July 17, 1997
  Initial capital contribution                                                                    1,000       $        10
                                                       ------------      ------------       -----------       -----------
  Balance at December 31, 1997                                                                    1,000                10
                                                       ------------      ------------       -----------       -----------
  Balance at December 31, 1998                                                                    1,000       $        10
                                                       ------------      ------------       -----------       -----------
  Balance at December 31, 1999                                                                    1,000                10

  Issuance of common stock                                                                      999,000             9,990
  11% Series A preferred stock                               29,000      $  2,900,000
  7% Series B preferred stock                                30,000         3,000,000

  Warrants for common stock attached to
      Series B preferred stock                                             (1,315,330)
  Preferred stock dividends                                                   417,322
                                                       ------------      ------------       -----------       -----------
  Balance at December 31, 2000                               59,000      $  5,001,992         1,000,000       $    10,000

  Amortization of preferred stock issuance cost                                17,191
  Preferred stock dividends                                                   132,250
                                                       ------------      ------------       -----------       -----------
  Balance at March 31, 2001                                  59,000      $  5,151,433         1,000,000       $    10,000
                                                       ============      ============       ===========       ===========



                                                                           Deficit
                                                                         Accumulated
                                                        Additional        During the           Other             Total
                                                          Paid In         Development      Comprehensive     Stockholders'
                                                          Capital           Stage             Income            Equity
                                                       ------------     -------------      -------------     -------------
  Balance at July 17, 1997
  Initial capital contribution                         $        990                                           $     1,000
  Non-cash distribution to members                                      $    (145,456)                           (145,456)
  Net loss                                                                   (589,413)                           (589,413)
                                                       ------------     -------------        -----------      -----------
  Balance at December 31, 1997                                  990          (734,869)                           (733,869)
  Net loss                                                                 (3,569,772)                         (3,569,772)
                                                       ------------     -------------        -----------      -----------
  Balance at December 31, 1998                                  990        (4,304,641)                         (4,303,641)
  Net loss                                                                   (676,400)                           (676,400)
                                                       ------------     -------------        -----------      -----------
  Balance at December 31, 1999                                  990        (4,981,041)                         (4,980,041)
  Issuance of common stock                               12,240,260                                            12,250,250
  Preferred stock dividends                                                  (417,322)                           (417,322)
  Net loss                                                                 (5,354,482)                         (5,354,482)
  Unrealized gain on investments available for
    sale                                                                                         286,686          286,686
                                                       ------------     -------------        -----------      -----------
  Balance at December 31, 2000                           12,241,250       (10,752,845)           286,686        1,785,091
  Preferred stock dividends                                                  (132,250)                           (132,250)
  Net loss                                                                 (1,441,058)                         (1,441,058)
                                                       ------------     -------------       -----------       -----------
  Unrealized gain on investments available for
    sale                                                                                         71,884            71,884
                                                       ------------     -------------       -----------       -----------
  Balance at March 31, 2001                            $ 12,241,250     $ (12,326,153)      $   358,570       $   283,667
                                                       ============     =============       ===========       ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        5

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                              For the period
                                                                                                                   from
                                                                                                               July 17, 1997
                                                                                                                 (Date of
                                                                                                                Inception)
                                                                For the Three Months Ended March 31,             Through
                                                                     2001                 2000                 March 31, 2001
                                                                -------------          ------------          ------------------

Cash flows used in operating activities
  Net Loss                                                       $ (1,441,058)         $   (461,394)         $      (11,631,125)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
    Write-off previously capitalized costs                                 --                    --                   3,027,589
    Amortization of deferred financing costs                          347,022                49,820                   2,674,959
    Amortization of debt discount                                      85,680                    --                      85,680
    Amortization of preferred stock issuance cost                      17,191                    --                      17,191
    Change in valuation of warrants                                        --                    --                      12,536
  Changes in working capital:
    Accounts payable, accrued expenses
    and accrued interest                                           (2,921,476)           (2,080,466)                  3,625,989
                                                                 ------------          ------------          ------------------
      Net cash used in operating activities                        (3,912,641)           (2,492,040)                 (2,187,181)
                                                                 ------------          ------------          ------------------
Cash flows from investing activities:
  Decrease in funds held in escrow                                     50,000               262,482                          --
  Increase in land and construction in progress                    (9,341,337)           (1,898,411)                (65,948,689)
  Increase (decrease) in cash - restricted, cost                       (7,363)          (53,793,667)                (30,129,583)
  Increase (decrease) in investments, cost                         15,652,954           (34,107,243)                (20,475,587)
  (Decrease) increase in construction accounts payable             (2,400,930)           (6,803,254)                  8,339,806
                                                                 ------------          ------------          ------------------
      Net cash provided by (used in) investment activities          3,953,324           (96,340,093)               (108,214,053)
                                                                 ------------          ------------          ------------------
Cash flows from financing activities:
  Deferred offering costs incurred                                    (48,412)           (5,711,574)                 (7,874,463)
  Proceeds from notes payable                                              --           105,695,436                 124,565,759
  Payment of notes payable                                                 --            (9,339,506)                (14,937,571)
  Proceeds from preferred stock - Series B                                 --             1,631,500                   1,684,670
  Proceeds from common stock issued for cash                               --             4,010,250                   4,011,250
  Proceeds from warrants issued for cash                                   --             3,173,064                   3,173,064
                                                                 ------------          ------------          ------------------
      Net cash provided by financing activities                       (48,412)           99,459,170                 110,622,709
                                                                 ------------          ------------          ------------------
Net change in cash and cash equivalents                                (7,729)              627,037                     221,475
Cash and cash equivalents, beginning of period                        229,204               147,091
                                                                 ------------          ------------          ------------------
Cash and cash equivalents, end of period                         $    221,475          $    774,128          $          221,475
                                                                 ============          ============          ==================

Non Cash Items:
Land and construction in progress reductions
    due to payment settlements and interest forgiven                       --          $  3,887,221          $        3,887,221
Construction in progress due to retainage                        $   (786,880)                   --          $       (2,428,940)
Deferred financing costs settled with warrants                             --          $   (383,000)         $         (383,000)
Accrued interest forgiven                                                  --          $ (1,650,346)         $       (1,650,346)
Accounts payable settled for less than face value                          --          $ (2,236,875)         $       (2,236,875)
Notes payable converted to common stock                                    --          $ (7,415,000)         $       (7,415,000)
Accounts payable settled with Series A preferred stock                     --          $ (2,900,000)         $       (2,900,000)
Accounts payable settled with common stock                                 --          $   (825,000)         $         (825,000)


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

         On March 14, 2000 (the "Closing Date") the Company completed the private placement financing transactions discussed in Note 2 below. Prior to the Closing Date, all development activities were conducted by the LLC and the Company was a wholly owned shell company subsidiary of the LLC with no significant assets, liabilities or operating activity. On the Closing Date the LLC contributed all of its assets and liabilities in exchange for stock of the Company and the contribution has been accounted for as a recapitalization of entities under common control whereby the assets and liabilities are recorded at the historical cost basis of the LLC. The LLC's ownership in the Company has been subsequently reduced through the refinancing of the LLC's debt by conversion into the Company's common stock and the issuance of additional common stock for cash. Future development activities of the Project will be undertaken by the Company and upon completion the Project will be managed by Hyatt Gaming Management, Inc.

         The consolidated financial statements include the accounts of the Company and the LLC, and for disclosures required of a development stage enterprise, the financial statements include the accounts of the Company and the LLC from July 17, 1997 (the date of inception of the LLC).

BASIS OF PRESENTATION

         The financial information at March 31, 2001, and for the three months ended March 31, 2001 and 2000 and for the period from July 17, 1997 (date of inception) through March 31, 2001 is unaudited. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that will be achieved for the entire year, nor once the property in operational.

         These financial statements should be read in conjunction with the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

2.       PRIVATE PLACEMENT

         On March 14, 2000, the Resort Corp. successfully completed the issuance of $100 million in first mortgage notes in a Private Placement (the "Private Placement Notes") which are senior secured obligations collateralized by substantially all of Resort Corp.'s assets. The Private Placement Notes bear interest at 13% per annum, payable semi-annually, mature in 2005 and contain numerous covenants, including limitations on the payment of dividends on common stock, the incurrence of additional indebtedness and the issuance of additional preferred stock. The Private Placement Notes also have warrants attached that will entitle the holders to purchase, at $0.01 per share, common stock of the Company that represent, in the aggregate, approximately 20% of the fully diluted common stock of the Company. The warrants are immediately exercisable and expire in 10 years. Holders of the warrants have the right to put the warrants to Resort Corp. for cash at any time after both (1) the date on which the notes issued in the Private Placement are paid in full, whether at maturity or pursuant to redemption or repurchase, and (2) the date on which the second mortgage notes issued to Hyatt Gaming Management, Inc. are paid in full, whether at maturity or pursuant to redemption or repurchase. The price the Company will pay per warrant will be based on a fully diluted, per share total enterprise value for Resort Corp. equal to

(1)(a) 6.0 multiplied by earnings before interest, taxes, depreciation, and amortization in each case of the four fiscal quarters immediately preceding such purchase for which internal financial statements are available, minus (b) funded debt minus (c) the liquidation preference value of any outstanding preferred stock, plus (d) the cash to be received upon the exercise of any warrants, options or convertible securities having an exercise price less than the fair value of such common stock, divided by (2) the number of shares of common stock outstanding on a fully diluted basis. The holders of the warrants also have certain tag along and drag along rights, as defined. Net proceeds from the Private Placement, after offering expenses, was approximately $94.8 million. The net proceeds are being used to fund the development of the project and were used to satisfy notes payable with Kennedy Funding, Inc., National Westminster, National Westminster Capital Markets, Mohogany Ridge LP, American Equity Exchange, Midcap, S-O Family Partnership, Miner's Mesa and Dan Robinowitz in addition to certain accounts payable and accrued expenses that were significantly past due at December 31, 1999.

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

         o The LLC contributed all of its assets and liabilities to Resort Corp. and in exchange the LLC received 368,964 shares of common stock of Resort Corp. Such shares represent approximately 37% of the then outstanding common stock of Resort Corp.;

         o Notes payable in the amount of $7.4 million were converted to 383,461 shares of common stock of Resort Corp. and accrued interest in the amount of approximately $1.65 million was forgiven;

         o Resort Corp. obtained approximately $4.0 million in proceeds from the sale of 247,575 shares of its common stock;

         o As described above, Resort Corp. issued (a) $2.9 million of its 11% mandatorily redeemable Series A preferred stock in satisfaction of certain accrued salaries and other project development costs ($1.7 million) and accounts payable ($1.2 million);

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

         o The Company obtained approximately $7.5 million in proceeds from the issuance of second mortgage notes and warrants to Hyatt Gaming Management, Inc. The warrants attached to the Hyatt Gaming Management, Inc. second mortgage notes were assigned a value of $160,000 and entitle the warrant holders to purchase, at $0.01 per share, common stock of Resort Corp. that represented, in the aggregate, 1.98% of the fully diluted common stock of Resort Corp. These warrants have the same rights as the warrants issued in the Private Placement;

         o U.S. Bancorp Libra, as placement agent, received warrants with a value of $383,000 that entitle the warrant holders to purchase, at $0.01 per share, common stock of the Company that represent, in the aggregate, 4.67% of the fully diluted common stock of the Company. These warrants have the same rights as the warrants issued in the Private Placement.

3. COMMITMENTS AND CONTINGENCIES

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

CONSTRUCTION AGREEMENT

         The LLC has entered into a construction agreement, which was assigned to the Company upon consummation of the Private Placement, with PCL Construction Services, Inc. ("PCL") whereby PCL will build the Project. Subject to certain conditions, PCL has guaranteed that the cost of the Project will not exceed $42.56 million. Costs in the amount of approximately $20.8 million and $10.9 million have been incurred under this contract as of March 31, 2001 and December 31, 2000, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements of Windsor Woodmont Black Hawk Resort Corp., including the respective notes thereto and other financial information included elsewhere in this report.

         The following discussion should also be read in conjunction with the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

RESULTS OF OPERATIONS

         Windsor Woodmont Black Hawk Resort Corp. has been in the development stage since its inception and has not commenced operations. Prior to March 17, 2000 all costs were borne by Windsor Woodmont, LLC, and such costs were reimbursed with proceeds of the first mortgage notes offering and related transactions. Future operating results will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control. While we believe that our casino, if completed and opened, will be able to attract a sufficient number of patrons and achieve the level of activity and revenues necessary to permit us to meet our payment obligations, including those relating to the notes, we cannot assure you that we will achieve these results.

Three Months Ended March 31, 2001

         The Company does not have any historical operating results other than interest expense on the Company's outstanding indebtedness, interest income on the Company's restricted cash and short-term investments, start up costs, and the capitalization of certain costs.

         General and administrative expenses represent salaries and project development services which have not been capitalized to our casino project. We have capitalized salaries which, in management's opinion, are directly attributable to the development of our casino. Accordingly, the decrease in general and administrative expenses for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 is a result of management's determination of the nature of the services being performed.

         Start up costs are expensed as incurred. The increase in start up costs for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 is attributable to start up costs being incurred by the Company in accordance with the provisions of the management agreement with Hyatt Gaming Management, Inc.

         Interest charges for the three months ended March 31, 2001 totaled $4,028,416, including $347,021 in amortization of debt issuance costs. Of this total, $1,980,399 was capitalized and $2,048,017 was expensed. Interest charges for the three months ended March 31, 2000 totaled $1,135,672, including $49,820 in amortization of debit issuance costs. Of this total, $600,659 was capitalized and $535,013 was expensed. Interest charges for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 increased as a result of the issuance of the $100 million first mortgage notes and the $7.5 million second mortgage notes.

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

         Management estimates that the Project will be completed during the fourth quarter of 2001, and that it will be completed within the budget.

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

         Not Applicable

Item 5.  Other Information.

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

         Not Applicable


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2001

                                   WINDSOR WOODMONT BLACK HAWK RESORT CORP.



                                   /s/ Michael L. Armstrong
                                   ---------------------------------------------
                                   Michael L. Armstrong, Chief Financial Officer