Form 10-Q
period 2001-06-30
WINDSOR WOODMONT BLACK HAWK RESORT CORP
filed 2001-08-14
CIK 1119040

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       or

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

Part I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Consolidated Balance Sheets, June 30, 2001 (unaudited) and
                      December 31, 2000                                                 2
                  Consolidated Statements of Operations for the three months and six months ended June 30, 2001 and 2000 and for the period from July 17, 1997 (date of inception) through June 30,
                      2001 (unaudited)                                                  3
                  Consolidated Statement of Comprehensive Loss for the three months and six months Ended June 30, 2001 and 2000 and for the period from July 17, 1997 (date of inception) through
                      June 30, 2001 (unaudited)                                         4
                  Consolidated Statements of Redeemable Preferred Stock and
                      Stockholders' Equity for the six months ended June 30,
                      2001 and for the period from July 17, 1997 (date of
                      inception) through June 30, 2001 (unaudited)                      5
                  Consolidated Statements of Cash Flows for the six months ended
                      June 30, 2001 and 2000 and for the period from July 17,
                      1997 (date of inception) through June 30, 2001 (unaudited)        6
                  Notes to Consolidated Financial Statements                          7 - 11

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                      12 - 13

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     14

         Item 2.  Changes in Securities and Use of Proceeds                             14

         Item 3.  Defaults Upon Senior Securities                                       14

         Item 4.  Submission of Matters to a Vote of Security Holders                   14

         Item 5.  Other Information                                                     15

         Item 6.  Exhibits and Reports on Form 8-K                                      15

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30, 2001      December 31, 2000
                                                                                   --------------     -----------------
     ASSETS
     CURRENT ASSETS:
     Cash                                                                          $      175,304      $      229,204
     Cash and cash equivalents, restricted                                             26,817,283          30,122,220
     Short-term investments, restricted                                                12,802,142          33,706,894
                                                                                   --------------      --------------
     Total current assets                                                              39,794,729          64,058,318

     LAND AND CONSTRUCTION IN PROGRESS
     Land and site work                                                                17,845,867          18,130,841
     Construction in progress                                                          64,059,773          35,895,741
                                                                                   --------------      --------------
     Total land and construction in progress                                           81,905,640          54,026,582

     OTHER ASSETS:
     Investments, restricted                                                                   --           2,708,333
     Funds held in escrow                                                                      --              50,000
     Deferred financing costs, net of accumulated amortization
         of $1,732,635 and $1,043,710, respectively                                     5,216,362           5,881,114
                                                                                   --------------      --------------

     TOTAL ASSETS                                                                  $  126,916,731      $  126,724,347
                                                                                   ==============      ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
     Construction accounts payable and accrued expenses                            $    7,518,176      $    5,633,548
     Accrued interest                                                                   5,443,159           4,769,712
                                                                                   --------------      --------------
     Total current liabilities                                                         12,961,335          10,403,260

     NON CURRENT LIABILITIES
     Notes Payable                                                                    106,136,810         105,965,404
     Warrants issued on common stock                                                    3,568,600           3,568,600
                                                                                   --------------      --------------
     Total non current liabilities                                                    109,705,410         109,534,004

     REDEEMABLE PREFERRED STOCK
     Series A - 11% dividend, $100 redemption value, 29,000 shares outstanding          2,900,000           2,900,000
     Series B - 7% dividend, $100 redemption value, 30,000 shares outstanding           1,719,110           1,684,670
     Accrued dividends on preferred stock                                                 681,822             417,322
                                                                                   --------------      --------------
     Total redeemable preferred stock                                                   5,300,932           5,001,992

     Commitments and contingencies

     STOCKHOLDERS' EQUITY
     Common stock, $0.01 par value, 10,000,000 shares authorized,
         1,000,000 shares outstanding                                                      10,000              10,000
     Additional paid in capital                                                        12,241,250          12,241,250
     Deficit accumulated during the development stage                                 (13,551,600)        (10,752,845)
     Other comprehensive income                                                           249,404             286,686
                                                                                   --------------      --------------
     Total stockholders' equity                                                        (1,050,946)          1,785,091
                                                                                   --------------      --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  126,916,731      $  126,724,347
                                                                                   ==============      ==============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        2

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                  For the period
                                                                                                            from
                                                                                                   July 17, 1997
                                   For the Three Months Ended        For the Six Months Ended           (Date of
                                             June 30,                         June 30,                Inception)
                                   ----------------------------    ----------------------------          Through
                                       2001            2000            2001            2000        June 30, 2001
                                   ------------    ------------    ------------    ------------    -------------
REVENUE:
Interest income                    $    585,458    $    747,351    $  1,394,726    $    986,027    $  5,205,030
                                   ------------    ------------    ------------    ------------    ------------

Total revenue                           585,458         747,351       1,394,726         986,027       5,205,030

EXPENSES:
General and administrative                   --              57              --             114         958,345
Start up costs                          128,032          68,948         330,342         233,947         647,488
Interest expense                      1,550,622       3,012,732       3,598,639       3,547,746      13,283,394
Change in valuation of warrants              --              --              --              --          12,536
Write off previously capitalized
costs                                        --              --              --              --       3,027,589
                                   ------------    ------------    ------------    ------------    ------------

Total expenses                        1,678,654       3,081,737       3,928,981       3,781,807      17,929,352
                                   ------------    ------------    ------------    ------------    ------------

Net loss                             (1,093,196)     (2,334,386)     (2,534,255)     (2,795,780)    (12,724,322)

Preferred stock dividends               132,250         131,888         264,500         153,627         681,822
                                   ------------    ------------    ------------    ------------    ------------

Net loss attributable to
    common stock                   $ (1,225,446)   $ (2,466,274)   $ (2,798,755)   $ (2,949,407)   $(13,406,144)
                                   ============    ============    ============    ============    ============

Loss per share
    Basic                          ($      1.23)   ($      2.47)   ($      2.80)   ($      4.91)
    Diluted                        ($      1.23)   ($      2.47)   ($      2.80)   ($      4.91)

Weighted Average Shares
    Basic                             1,000,000       1,000,000       1,000,000         600,400
    Diluted                           1,000,000       1,000,000       1,000,000         600,400


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        3

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                                                                  For the period
                                                                                                            from
                                                                                                   July 17, 1997
                                    For the Three Months Ended       For the Six Months Ended           (Date of
                                             June 30,                        June 30,                 Inception)
                                   ----------------------------    ----------------------------          Through
                                       2001            2000            2001            2000        June 30, 2001
                                   ------------    ------------    ------------    ------------    -------------
Net loss                           $ (1,093,196)   $ (2,334,386)   $ (2,534,255)   $ (2,795,780)   $(12,724,322)

Unrealized gain (loss) on
    securities held for sale           (109,167)        589,550         (37,282)        507,478         249,404
                                   ------------    ------------    ------------    ------------    ------------

Comprehensive loss                 $ (1,202,363)   $ (1,744,836)   $ (2,571,537)   $ (2,288,302)   $(12,474,918)
                                   ============    ============    ============    ============    ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        4

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY


                                                                  Redeemable
                                                                Preferred Stock                    Common Stock
                                                            ------------------------        ---------------------------
                                                            Shares         Amount             Shares          Amount
                                                            ------      ------------        ---------       -----------
Balance at July 17, 1997
Initial capital contribution                                                                    1,000         $      10
                                                            ------      ------------        ---------       -----------
Balance at December 31, 1997                                                                    1,000                10

                                                            ------      ------------        ---------       -----------
Balance at December 31, 1998                                                                    1,000                10

                                                            ------      ------------        ---------       -----------
Balance at December 31, 1999                                                                    1,000                10

Issuance of common stock                                                                      999,000             9,990
11% Series A preferred stock                                29,000      $  2,900,000
7% Series B preferred stock                                 30,000         3,000,000
Warrants for common stock attached to
    Series B preferred stock                                             (1,315,330)
Preferred stock dividends                                                    417,322
                                                            ------      ------------        ---------       -----------
Balance at December 31, 2000                                59,000      $  5,001,992        1,000,000       $    10,000

Amortization of value of warrants attached to
    Series B preferred stock                                                  17,250
Preferred stock dividends                                                    264,500
                                                            ------      ------------        ---------       -----------
Balance at June 30, 2001                                    59,000      $  5,283,742        1,000,000       $    10,000
                                                            ======      ============        =========       ===========

                                                                        Deficit
                                                                      Accumulated
                                                      Additional       During the            Other          Total
                                                        Paid In        Development       Comprehensive   Stockholders'
                                                        Capital           Stage              Income         Equity
                                                     -------------    -------------      -------------   -------------
Balance at July 17, 1997
Initial capital contribution                         $         990                                       $       1,000
Non-cash distribution to members                                      $    (145,456)                          (145,456)
Net loss                                                                   (589,413)                          (589,413)
                                                     -------------    -------------       -----------    -------------
Balance at December 31, 1997                                   990         (734,869)                          (733,869)

Net loss                                                                 (3,569,772)                        (3,569,772)
                                                     -------------    -------------       -----------    -------------
Balance at December 31, 1998                                   990       (4,304,641)                        (4,303,641)

Net loss                                                                   (676,400)                          (676,400)
                                                     -------------    -------------       -----------    -------------
Balance at December 31, 1999                                   990       (4,981,041)                        (4,980,041)

Issuance of common stock                                12,240,260                                           12,250,250
Preferred stock dividends                                                  (417,322)                          (417,322)
Net loss                                                                 (5,354,482)                        (5,354,482)
Unrealized gain on securities available for sale                                              286,686           286,686
                                                     -------------    -------------       -----------    -------------
Balance at December 31, 2000                            12,241,250      (10,752,845)          286,686         1,785,091

Preferred stock dividends                                                  (264,500)                          (264,500)
Net loss                                                                 (2,534,255)                        (2,534,255)
Unrealized gain (loss) on securities available
for sale                                                                                     (37,282)          (37,282)
                                                     -------------    -------------       -----------    -------------
Balance at June 30, 2001                             $  12,241,250    $ (13,551,600)      $   249,404    $  (1,050,946)
                                                     =============    =============       ===========    =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        5

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                For the period
                                                                                                          from
                                                                                                 July 17, 1997
                                                                                                      (Date of
                                                          For the Six Months Ended June 30,         Inception)
                                                          ---------------------------------            Through
                                                               2001               2000           June 30, 2001
                                                          --------------     --------------     --------------
  Cash flows used in operating activities
    Net Loss                                              $   (2,534,255)    $   (2,795,780)    $  (12,724,322)
    Adjustments to reconcile net loss
      to net cash provided by operating
      activities:
      Write-off previously capitalized costs                                                         3,027,589
      Amortization of deferred financing costs                   688,925            373,602          3,016,862
      Amortization of debt discount                              171,406                               171,406
      Amortization of preferred stock issuance cost               34,440                                34,440
      Change in valuation of warrants                                                                   12,536
    Changes in working capital:
      Accounts payable, accrued expenses
      and accrued interest                                       673,447          1,450,458          7,220,912
                                                          --------------     --------------     --------------
        Net cash used in operating activities                   (966,037)          (971,720)           759,423
                                                          --------------     --------------     --------------
  Cash flows from investing activities:
    Decrease in funds held in escrow                              50,000          1,211,170                 --
    Increase in land and construction in progress            (26,473,665)        (6,033,685)       (83,081,017)
    Decrease (increase) in cash - restricted, cost             3,304,937        (49,397,160)       (26,817,283)
    Decrease (increase) in investments, cost                  23,575,803        (37,141,304)       (12,552,738)
    (Decrease) increase in construction accounts
       payable                                                   479,235         (6,813,036)        11,219,971
                                                          --------------     --------------     --------------
        Net cash provided (used) in investment
          activities                                             936,310        (98,174,015)      (111,231,067)
                                                          --------------     --------------     --------------
  Cash flows from financing activities:
    Deferred offering costs incurred                             (24,173)        (5,942,517)        (7,850,224)
    Proceeds from notes payable                                                 105,795,205        124,565,759
    Payment of notes payable                                                     (9,339,506)       (14,937,571)
    Proceeds from preferred stock - Series B                                      1,650,950          1,684,670
    Proceeds from common stock issued for cash                                    4,010,250          4,011,250
    Proceeds from warrants issued for cash                                        3,173,064          3,173,064
                                                          --------------     --------------     --------------
        Net cash (used) provided by financing
          activities                                             (24,173)        99,347,446        110,646,948
                                                          --------------     --------------     --------------
  Net change in cash and cash equivalents                        (53,900)           201,711            175,304
  Cash and cash equivalents, beginning of period                 229,204            147,091
                                                          --------------     --------------     --------------
  Cash and cash equivalents, end of period                $      175,304     $      348,802     $      175,304
                                                          ==============     ==============     ==============
  Non Cash Items:
  Land and construction in progress reductions
      due to payment settlements and interest forgiven                       $    3,887,221     $    3,887,221
  Construction in progress due to retainage               $   (1,405,393)                       $   (3,047,453)
  Deferred financing costs settled with warrants                             $     (383,000)    $     (383,000)
  Accrued interest forgiven                                                  $   (1,650,346)    $   (1,650,346)
  Accounts payable settled for less than face value                          $   (2,236,875)    $   (2,236,875)
  Notes payable converted to common stock                                    $   (7,415,000)    $   (7,415,000)
  Accounts payable settled with Series A preferred
    stock                                                                    $   (2,900,000)    $   (2,900,000)
  Accounts payable settled with common stock                                 $     (825,000)    $     (825,000)

  Supplemental Cash Flow Information:
  Interest Paid                                           $    6,500,000     $    3,166,319     $   17,494,443

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        6

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

         On March 14, 2000 (the "Closing Date") the Company completed the private placement financing transactions discussed in Notes 2 and 3 below. Prior to the Closing Date, all development activities were conducted by the LLC and the Company was a wholly owned shell company subsidiary of the LLC with no significant assets, liabilities or operating activity. On the Closing Date the LLC contributed all of its assets and liabilities in exchange for stock of the Company and the contribution has been accounted for as a recapitalization of entities under common control whereby the assets and liabilities are recorded on the historical cost basis of the LLC. The LLC's ownership in the Company has been subsequently reduced through the refinancing of the LLC's debt by conversion into the Company's common stock and the issuance of additional common stock for cash. The Company will complete the development of the Project, and upon completion, will operate the Project, which will be managed by Hyatt Gaming Management, Inc.

         The consolidated financial statements include the accounts of the Company and the LLC, and for disclosures required of a development stage enterprise, the financial statements include the accounts of the Company and the LLC from July 17, 1997 (the date of inception of the LLC).

BASIS OF PRESENTATION

         The financial information at June 30, 2001, and for the three and six months ended June 30, 2001 and 2000 and for the period from July 17, 1997 (date of inception) through June 30, 2001 is unaudited. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that will be achieved for the entire year, nor once the property in operational.

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

         Management determines the appropriate classification of its investment securities at the time of purchase and reevaluates such determination at each balance sheet date. At June 30, 2001, the short-term investments consisted of publicly traded corporate debt securities with a maturity date of 12 months or less, and were classified as investments available for sale. As investments available for sale, they are carried a market value, with unrealized holding gain or loss reported as a separate component of stockholders' equity.

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

LOSS PER SHARE

         Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during the period. Diluted loss per share is based on the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options or warrants.

WARRANTS ISSUED ON COMMON STOCK

         Warrants issued in connection with the Company's various financing transactions (see Note 2), contain a "put option" permitting the warrant holder to redeem the warrant for cash. The value of the warrants were provided by the Company's Placement Agent, U.S. Bancorp Libra. The warrants issued with the first mortgage notes and second mortgage notes were valued at $1.64 million and $160,000, respectively. The warrants issued with the Series B preferred stock have been valued at $1.37 million. The value of warrants issued to the Placement Agent was $383,000. Due to the cash based put option features of the warrants, the total warrant value of $3.57 million has been recorded as a liability in the accompanying consolidated balance sheet and recorded at fair value each reporting period.

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

         Upon consummation of the Private Placement, the following transactions also occurred:

         - Resort Corp. amended its articles of incorporation whereby its authorized stock now consists of 10,000,000 shares of common stock, $0.01 par value per share, and 1,000,000 shares of preferred stock, $0.01 par value per share. The shares of preferred stock may be issued from time to time in one or more series.

         - Resort Corp. issued 29,000 shares of its preferred stock as "Series A" preferred stock and 30,000 shares of its preferred stock as "Series B" preferred stock. The holders of both the Series A and Series B preferred stock have no voting rights. The Series A preferred stock is non-convertible, accrues cumulative, non-compounding dividends at the rate of 11% per annum and has a liquidation preference of $100 per share. Holders of the Series A preferred stock may redeem their shares at a price per share equal to their liquidation preference plus accrued and unpaid dividends thereon at any time after the later of (1) one year after the notes issued in the Private Placement are paid in full, whether at maturity or upon redemption or repurchase and (2) one year after the second mortgage notes issued to Hyatt Gaming Management, Inc. are paid in full, whether at maturity or upon redemption or repurchase. The Series B preferred stock is non-convertible, accrues dividends on a cumulative basis, compounding quarterly at a rate of 7% per annum and has a liquidation preference of $100 per share. Holders of the Series B preferred stock may redeem their shares at a price equal to their liquidation preference plus accrued and unpaid dividends thereon at March 15, 2015;

         - The LLC contributed all of its assets and liabilities to Resort Corp. in exchange the LLC received 368,964 shares of common stock of Resort Corp. Such shares represent approximately 37% of the then outstanding common stock of Resort Corp.;

         - Notes payable in the amount of $7.4 million were converted to 383,461 shares of common stock of Resort Corp. and accrued interest in the amount of approximately $1.5 million was forgiven;

         - Resort Corp. obtained approximately $4.0 million in proceeds from the sale of 247,575 shares of its common stock;

         - As described above, Resort Corp. issued (a) $2.9 million of its 11% mandatorily redeemable Series A preferred stock in satisfaction of certain accrued salaries and other project development costs ($1.7 million) and accounts payable ($1.2 million);

         - As described above, Resort Corp. issued $3.0 million of its 7% mandatorily redeemable Series B preferred stock in exchange for cash. The Series B preferred stock was issued with warrants that entitle the warrant holders to purchase, at an exercise price of $0.01 per share, common stock of Resort Corp. that represented, in the aggregate, 15% of the fully diluted common stock of Resort Corp. These warrants have substantially similar rights as the warrants issued in the Private Placement;

         - Resort Corp. obtained approximately $7.5 million in proceeds from the issuance of second mortgage notes and warrants to Hyatt Gaming Management, Inc. The warrants attached to the Hyatt Gaming Management, Inc. second mortgage notes entitled the warrant holders to purchase, at $0.01 per share, common stock of Resort Corp. that represented, in the aggregate, 1.977% of the fully diluted common stock of Resort Corp. These warrants have the same rights as the warrants issued in the Private Placement;

         - U.S. Bancorp Libra, as placement agent, received warrants that entitle the warrant holders to purchase, at $0.01 per share, common stock of Resort Corp. that represent, in the aggregate, 4.67% of the fully diluted common stock of Resort Corp. These warrants have the same rights as the warrants issued in the Private Placement.

3. INCOME TAXES

         The Resort Corp. accounts for Income Taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carry-forwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that the realization of such benefits is more likely than not. Otherwise, a valuation allowance is applied. At June 30, 2001, Resort Corp. believes that it is not more likely than not that any of its deferred tax assets are realizable because of the absence of accurate future projected taxable income. Accordingly, all deferred tax assets are fully reserved as of June 30, 2001.

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

SUCCESS FEE

         The Company has agreed to pay Daniel P. Robinowitz, Chairman of the Board, President and Chief Executive Officer a "success fee" of up to $800,000. The success fee will be earned when construction of the Project is complete and the casino is open, and will only be paid if funds, as defined, are available. No costs have been accrued under this agreement as of June 30, 2001.

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

EXCAVATION AGREEMENT

         The LLC has entered into an excavation agreement, which was assigned to the Company upon consummation of the Private Placement, in which all excavation for the project will be performed by D.H. Blattner & Sons, Inc. The excavation was substantially complete at December 31, 2000. This is not a maximum price contract.

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

RESULTS OF OPERATIONS

         Windsor Woodmont Black Hawk Resort Corp. has been in the development stage since its inception and has not commenced operations. Prior to March 17, 2000 all costs have been borne by Windsor Woodmont, LLC, and such costs were reimbursed with proceeds of the first mortgage notes offering and related transactions. Future operating results will be subject to significant business, economic, regulatory and competetive uncertainties and contingencies, many of which are beyond our control. While we believe that our casino, if completed and opened, will be able to attract a sufficient number of patrons and achieve the level of activity and revenues necessary to permit us to meet our payment obligations, including those relating to the notes, we cannot assure you that we will achieve these results.

Three Months Ended June 30, 2001 and Six Months Ended June 30, 2001

         The Company does not have any historical operating results other than interest expense on the Company's outstanding indebtedness, interest income on the Company's restricted cash and short-term investments, start up costs, and the capitalization of certain costs.

         General and administrative expenses represent salaries and project development services which have not been capitalized to our casino project. We have capitalized salaries which, in management's opinion, are directly attributable to the development of our casino. Accordingly, the decrease in general and administrative expenses for the quarter ended June 30, 2001 and the six months ended June 30, 2001 compared to the quarter ended June 30, 2000 and the six months ended June 30, 2000 is a result of management's determination of the nature of the services being performed.

         Start up costs are expensed as incurred. The increase in start up costs for the quarter ended June 30, 2001 and the six months ended June 30, 2001 compared to the quarter ended June 30, 2000 and the six months ended June 30, 2000 is attributable to start up costs being incurred by the Company in accordance with the provisions of the management agreement with Hyatt Gaming Management, Inc.

         Interest charges for the three months ended June 30, 2001 totaled $4,039,802, including $341,903 in amortization of debt issuance costs. Of this total, $2,489,180 was capitalized and $1,550,622 was expensed. Interest charges for the three months ended June 30, 2000 totaled $3,973,926, including $323,782 in amortization of debt issuance costs. Of this total, $961,194 was capitalized and $3,012,732 was expensed. Interest charges for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 increased as a result of the compounding of accrued interest on the $7.5 million second mortgage notes.

         Interest charges for the six months ended June 30, 2001 totaled $8,068,218, including $688,925 in amortization of debt issuance costs. Of this total, $4,469,579 was capitalized and $3,598,639 was expensed. Interest charges for the six months ended June 30, 2000 totaled $4,605,767, including $373,602 in amortization of debt issuance costs. Of this total, $1,058,021 was capitalized and $3,547,746 was expensed. Interest charges for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 increased as a result of the issuance of the $100 million first mortgage notes and the $7.5 million second mortgage notes in March 2000.

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

         On August 3, 2001 we received a commitment to enter into a financing agreement in the amount of approximately $20.8 million to purchase furniture, fixtures and equipment for our casino. On July 12, 2001 we obtained $3.0 million from the issuance of special improvement district bonds by the City of Black Hawk.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company and Windsor Woodmont LLC (its predecessor in ownership of its casino project) are the plaintiffs in a lawsuit which was filed against Windsor Woodmont LLC's former corporate securities counsel - Paul, Hastings, Janofsky & Walker ("Paul Hastings"). The lawsuit is captioned Windsor Woodmont Black Hawk Resort Corp. v. Paul, Hastings, Janofsky & Walker, Case No. 01CV42, and was filed in the Colorado District Court in Gilpin County Colorado on May 1, 2001. The plaintiffs allege that: (i) in conjunction with the closing of the financing for the Company's casino project, the Company paid Paul Hastings a total of $800,000 in attorneys' fees; (ii) Paul Hastings had represented that the total fees involved in providing the representation would be between $400,000 and $500,000, maximum; (iii) Paul Hastings demanded payment of in excess of $1,000,000 in fees at closing, and in order to close the financing, the Company was forced to pay $800,000 in fees; and (iv) the Company has claims against Paul Hastings for wrongful conduct in seeking to withdraw from the Company's representation while the financing was pending. The Company is seeking approximately $400,000 in damages for breach of contract, plus other consequential damages and damages for breaches of the representations made to the Company by Paul Hastings and the fiduciary owing from Paul Hastings to the Company. Paul Hastings has not filed a responsive pleading to this action, and no discovery has occurred. On July 6, 2001, Paul Hastings sued the Company in the Superior Court for the State of California in Los Angeles County, in an action captioned Paul, Hastings, Janofsky & Walker LLP v. Woodmont-Deal, L.L.P., Woodmont Development Company, Inc., Windsor Woodmont, L.L.C., Daniel P. Robinowitz, Normandy, Inc., Irving Carlton Deal, Windsor Woodmont Blackhawk Resort Corp., and Does 1-50, Case No. BC253778. Paul Hastings alleges that in addition to the fees it has already received it is owed in excess of $400,000 in fees and expenses for the legal work it completed in connection with the financing of the Company's casino project. The Company has not filed a responsive pleading to this action, and no discovery has occurred. The outcome of the litigation with Paul Hastings is uncertain at this time; however, management is optimistic that the Company will prevail. If the Company were to lose its lawsuit and the court were to rule in favor of Paul Hastings for legal fees of approximately $400,000 plus costs of collection.

         The Company is a defendant in a declaratory judgment action that was filed on August 2, 2001 by First Place, LLC ("First Place"). The action is captioned First Place, LLC v. Windsor Woodmont Black Hawk Resort Corp., Case No. 01CV67, and was filed in the Colorado District Court in Gilpin County Colorado. The Complaint alleges that First Place acquired a property interest in certain property which was formerly within the right-of-way of Colorado Highway 119 and that First Place's interest may conflict with the Company's ownership interest in its casino property. The Complaint does not challenge the Company's title per se and it is not a quiet title action, but rather is a declaratory judgment action seeking an interpretation from the Court as to the nature of First Place's property interest, if any. The Company has title insurance with First American Title Insurance Company ("FATICO") in the amount of $33,500,000 on its casino property, and FATICO has acknowledged its obligation to defend and indemnify the Company for the claims in this litigation. Management also believes that if First Place is successful in this action then FATICO will be obligated to pay First Place for its property interest under the terms of the title insurance policy. Although this lawsuit could have a material and adverse affect upon the Company's casino project, Management does not believe that it will because of the title insurance policy, which covers the Company's casino property.

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

Date: August 14, 2001

                                  WINDSOR WOODMONT BLACK HAWK RESORT CORP.



                                  /s/ Michael L. Armstrong
                                  ---------------------------------------------
                                  Michael L. Armstrong, Chief Financial Officer