Form 10-Q
period 2001-09-30
WINDSOR WOODMONT BLACK HAWK RESORT CORP
filed 2001-11-14
CIK 1119040

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       or

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

                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         As of November 13, 2001, the number of outstanding shares of the Registrant's Common Stock was 1,000,000.

================================================================================

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                                    FORM 10-Q
                                      INDEX

Part I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Consolidated Balance Sheets, September 30, 2001 (unaudited) and December 31, 2000             2
                  Consolidated Statements of Operations for the three months and nine months ended September 30, 2001 and 2000 and for the
                      period from July 17, 1997 (date of inception) through
                      September 30, 2001 (unaudited)                                                            3
                  Consolidated Statement of Comprehensive Loss for the three months and nine months Ended September 30, 2001 and 2000
                      and for the period from July 17, 1997 (date of inception)
                      through September 30, 2001 (unaudited)                                                    4
                  Consolidated Statements of Redeemable Preferred Stock and
                      Stockholders' Equity for the nine months ended September
                      30, 2001 and for the period from July 17, 1997 (date of
                      inception) through September 30, 2001 (unaudited)                                         5
                  Consolidated Statements of Cash Flows for the nine months
                      ended September 30, 2001 and 2000 and for the period from
                      July 17, 1997 (date of inception) through September 30,
                      2001 (unaudited)                                                                          6
                  Notes to Consolidated Financial Statements                                               7 - 11

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                           12 - 13


Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                            14

         Item 2.  Changes in Securities and Use of Proceeds                                                    14

         Item 3.  Defaults Upon Senior Securities                                                              14

         Item 4.  Submission of Matters to a Vote of Security Holders                                          14

         Item 5.  Other Information                                                                       14 - 15

         Item 6.  Exhibits and Reports on Form 8-K                                                             15

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                                September 30, 2001       December 31, 2000
                                                                                ------------------      ------------------
ASSETS
CURRENT ASSETS:
Cash                                                                            $          120,368      $          229,204
Cash and cash equivalents, restricted                                                   11,421,450              30,122,220
Short-term investments, restricted                                                       6,437,217              33,706,894
Prepaid Expenses                                                                            15,045                       0
                                                                                ------------------      ------------------
Total current assets                                                                    17,994,080              64,058,318

LAND AND CONSTRUCTION IN PROGRESS
Land and site work                                                                      17,915,989              18,130,841
Construction in progress                                                                83,480,204              35,895,741
                                                                                ------------------      ------------------
Total land and construction in progress                                                101,396,193              54,026,582

OTHER ASSETS:
Investments, restricted                                                                          0               2,708,333
Funds held in escrow and security deposits                                                   5,700                  50,000
Deferred financing costs, net of accumulated amortization
    of $2,074,884 and $1,043,710, respectively                                           5,300,918               5,881,114
                                                                                ------------------      ------------------

TOTAL ASSETS                                                                    $      124,696,891      $      126,724,347
                                                                                ==================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Construction accounts payable and accrued expenses                              $        9,369,371      $        5,633,548
Accrued interest                                                                         2,555,660               4,769,712
                                                                                ------------------      ------------------
Total current liabilities                                                               11,925,031              10,403,260

NON CURRENT LIABILITIES
Notes Payable                                                                          106,222,605             105,965,404
Warrants issued on common stock                                                          3,568,600               3,568,600
                                                                                ------------------      ------------------
Total non current liabilities                                                          109,791,205             109,534,004

REDEEMABLE PREFERRED STOCK
Series A - 11% dividend, $100 redemption value, 29,000 shares outstanding                2,900,000               2,900,000
Series B - 7% dividend, $100 redemption value, 30,000 shares outstanding                 1,736,477               1,684,670
Accrued dividends on preferred stock                                                       829,904                 417,322
                                                                                ------------------      ------------------
Total redeemable preferred stock                                                         5,466,381               5,001,992

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 10,000,000 shares authorized,
    1,000,000 shares outstanding                                                            10,000                  10,000
Additional paid in capital                                                              12,241,250              12,241,250
Deficit accumulated during the development stage                                       (14,894,333)            (10,752,845)
Other comprehensive income                                                                 157,357                 286,686
                                                                                ------------------      ------------------
Total stockholders' equity                                                              (2,485,726)              1,785,091
                                                                                ------------------      ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $      124,696,891      $      126,724,347
                                                                                ==================      ==================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                          For the period from
                                            For the Three Months Ended      For the Nine Months Ended        July 17, 1997
                                                  September 30,                   September 30,           (Date of Inception)
                                           ----------------------------    ----------------------------         Through
                                               2001             2000              2001             2000    September 30, 2001
                                           ------------    ------------    ------------    ------------    ------------------
    REVENUE:
    Interest income                        $    390,900    $  1,809,117    $  1,785,626    $  2,795,144    $        5,595,930
                                           ------------    ------------    ------------    ------------    ------------------

    Total revenue                               390,900       1,809,117       1,785,626       2,795,144             5,595,930

    EXPENSES:
    General and administrative                        0              57               0             171               958,345
    Start up costs                              607,738          63,261         938,081         297,208             1,255,227
    Interest expense                            977,812       2,785,190       4,576,451       6,332,935            14,261,206
    Change in valuation of warrants                   0               0               0               0                12,536
    Write off previously capitalized
      costs                                                                                                         3,027,589
                                           ------------    ------------    ------------    ------------    ------------------

    Total expenses                            1,585,550       2,848,508       5,514,532       6,630,314            19,514,903
                                           ------------    ------------    ------------    ------------    ------------------

    Net loss                                 (1,194,650)     (1,039,391)     (3,728,906)     (3,835,170)          (13,918,973)

    Preferred stock dividends                   148,082         131,445         412,582         285,072               829,904
                                           ------------    ------------    ------------    ------------    ------------------

    Net loss attributable to
        common stock                       $ (1,342,732)   $ (1,170,836)   $ (4,141,488)   $ (4,120,242)   $      (14,748,877)
                                           ============    ============    ============    ============    ==================
    Loss per share
        Basic                              $      (1.34)   $      (1.17)   $      (4.14)   $      (6.86)
        Diluted                            $      (1.34)   $      (1.17)   $      (4.14)   $      (6.86)

    Weighted Average Shares
        Basic                                 1,000,000       1,000,000       1,000,000         600,400
        Diluted                               1,000,000       1,000,000       1,000,000         600,400


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                                          For the period from
                                            For the Three Months Ended       For the Nine Months Ended       July 17, 1997
                                                   September 30,                   September 30,          (Date of Inception)
                                           ----------------------------    ----------------------------         Through
                                               2001            2000            2001            2000        September 30, 2001
                                           ------------    ------------    ------------    ------------    ------------------
Net loss                                   $ (1,194,650)   $ (1,039,391)   $ (3,728,906)   $ (3,835,170)   $      (13,918,973)

Unrealized gain (loss) on
    securities held for sale                    (92,047)       (387,086)       (129,329)        120,392               157,357
                                           ------------    ------------    ------------    ------------    ------------------

Comprehensive loss                         $ (1,286,697)   $ (1,426,477)   $ (3,858,235)   $ (3,714,778)   $      (13,761,616)
                                           ============    ============    ============    ============    ==================



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                                                               Redeemable
                                                            Preferred Stock                      Common Stock
                                                          ----------------------------   ---------------------------
                                                             Shares          Amount         Shares         Amount
                                                          ------------    ------------   ------------   ------------
Balance at July 17, 1997
Initial capital contribution                                                                    1,000   $         10
                                                          ------------    ------------   ------------   ------------
Balance at December 31, 1997                                                                    1,000             10

                                                          ------------    ------------   ------------   ------------
Balance at December 31, 1998                                                                    1,000             10

                                                          ------------    ------------   ------------   ------------
Balance at December 31, 1999                                                                    1,000             10

Issuance of common stock                                                                      999,000          9,990
11% Series A preferred stock                                    29,000    $  2,900,000
7% Series B preferred stock                                     30,000       3,000,000
Warrants for common stock attached to
    Series B preferred stock                                                (1,315,330)
Preferred stock dividends                                                      417,322
                                                          ------------    ------------   ------------   ------------
Balance at December 31, 2000                                    59,000    $  5,001,992      1,000,000   $     10,000

Amortization of value of warrants attached to
    Series B preferred stock                                                    51,807
Preferred stock dividends                                                      412,582
                                                          ------------    ------------   ------------   ------------
Balance at September 30, 2001                                   59,000    $  5,466,381      1,000,000   $     10,000
                                                          ============    ============   ============   ============


                                                                           Deficit
                                                                         Accumulated
                                                           Additional     During the        Other           Total
                                                            Paid In       Development    Comprehensive    Stockholders'
                                                            Capital          Stage          Income           Equity
                                                          ------------    ------------    ------------    ------------
Balance at July 17, 1997
Initial capital contribution                              $        990                                    $      1,000
Non-cash distribution to members                                          $   (145,456)                       (145,456)
Net loss                                                                      (589,413)                       (589,413)
                                                          ------------    ------------    ------------    ------------
Balance at December 31, 1997                                       990        (734,869)                       (733,869)

Net loss                                                                    (3,569,772)                     (3,569,772)
                                                          ------------    ------------    ------------    ------------
Balance at December 31, 1998                                       990      (4,304,641)                     (4,303,641)

Net loss                                                                      (676,400)                       (676,400)
                                                          ------------    ------------    ------------    ------------
Balance at December 31, 1999                                       990      (4,981,041)                     (4,980,041)

Issuance of common stock                                    12,240,260                                      12,250,250
Preferred stock dividends                                                     (417,322)                       (417,322)
Net loss                                                                    (5,354,482)                     (5,354,482)
Unrealized gain on investments available for
    sale                                                                                       286,686         286,686
                                                          ------------    ------------    ------------    ------------
Balance at December 31, 2000                                12,241,250     (10,752,845)        286,686       1,785,091

Preferred stock dividends                                                     (412,582)                       (412,582)
Net loss                                                                    (3,728,906)                     (3,728,906)
Unrealized gain on investments available for
    sale                                                                                      (129,329)       (129,329)
                                                          ------------    ------------    ------------    ------------
Balance at September 30, 2001                             $ 12,241,250    $(14,894,333)   $    157,357    $ (2,485,726)
                                                          ============    ============    ============    ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      For the period from
                                                                                                        July 17, 1997
                                                           For the Nine Months Ended September 30,    (Date of Inception)
                                                           ---------------------------------------          Through
                                                               2001                  2000              September 30, 2001
                                                           -------------         -------------         ------------------
  Cash flows used in operating activities
    Net Loss                                               $  (3,728,906)        $  (3,835,170)        $      (13,918,973)
    Adjustments to reconcile net loss
      to net cash provided by operating
      activities:
      Write-off previously capitalized costs                                                                    3,027,589
      Amortization of deferred financing costs                 1,031,174               707,326                  3,359,111
      Amortization of debt discount                              257,201                                          257,201
      Amortization of preferred stock issuance cost               51,807                                           51,807
      Change in valuation of warrants                                                                              12,536
    Changes in working capital:
      Prepaid expenses                                           (15,045)                                         (15,045)
      Accounts payable, accrued expenses
        and accrued interest                                  (2,214,052)           (1,494,362)                 4,333,413
                                                           -------------         -------------         ------------------
        Net cash used in operating activities                 (4,617,821)           (4,622,206)                (2,892,361)
                                                           -------------         -------------         ------------------
  Cash flows from investing activities:
    Decrease in funds held in escrow                              44,300             1,211,170                     (5,700)
    Increase in land and construction in progress            (45,616,591)          (13,460,405)              (102,223,943)
    Decrease (increase) in cash - restricted, cost            18,700,770           (38,931,105)               (11,421,450)
    Decrease (increase) in investments, cost                  29,848,681           (36,919,905)                (6,279,860)
    (Decrease) increase in construction accounts
      payable                                                  1,982,803            (6,544,498)                12,723,539
                                                           -------------         -------------         ------------------
        Net cash provided (used) in investment
  activities                                                   4,959,963           (94,644,743)              (107,207,414)
                                                           -------------         -------------         ------------------
  Cash flows from financing activities:
    Deferred offering costs incurred                            (450,978)           (6,192,663)                (8,277,029)
    Proceeds from notes payable                                                    105,879,772                124,565,759
    Payment of notes payable                                                        (9,339,506)               (14,937,571)
    Proceeds from preferred stock - Series B                                         1,667,652                  1,684,670
    Proceeds from common stock issued for cash                                       4,010,250                  4,011,250
    Proceeds from warrants issued for cash                                           3,173,064                  3,173,064
                                                           -------------         -------------         ------------------
        Net cash (used) provided by financing
  activities                                                    (450,978)           99,198,569                110,220,143
                                                           -------------         -------------         ------------------
  Net change in cash and cash equivalents                       (108,836)              (68,380)                   120,368
  Cash and cash equivalents, beginning of period                 229,204               147,091
                                                           -------------         -------------         ------------------
  Cash and cash equivalents, end of period                 $     120,368         $      78,711         $          120,368
                                                           =============         =============         ==================

  Non Cash Items:
  Land and construction in progress reductions
      due to payment settlements and interest
      forgiven                                                                   $   3,887,221         $        3,887,221
  Construction in progress due to retainage                $  (1,753,020)                              $       (3,395,080)
  Deferred financing costs settled with warrants                                 $    (383,000)        $         (383,000)
  Accrued interest forgiven                                                      $  (1,650,346)        $       (1,650,346)
  Accounts payable settled for less than face value                              $  (2,236,875)        $       (2,236,875)
  Notes payable converted to common stock                                        $  (7,415,000)        $       (7,415,000)
  Accounts payable settled with Series A preferred
      stock                                                                      $  (2,900,000)        $       (2,900,000)
  Accounts payable settled with common stock                                     $    (825,000)        $         (825,000)

  Supplemental Cash Flow Information:
  Interest Paid                                            $  13,000,000         $   9,630,208         $       23,994,443



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

BASIS OF PRESENTATION

         The financial information at September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000 and for the period from July 17, 1997 (date of inception) through September 30, 2001 is unaudited. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that will be achieved for the entire year, nor once the property in operational.

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

         Management determines the appropriate classification of its investment securities at the time of purchase and reevaluates such determination at each balance sheet date. At September 30, 2001, the short-term investments consisted of publicly traded corporate debt securities with a maturity date of 12 months or less, and were classified as investments available for sale. As investments available for sale, they are carried a market value, with unrealized holding gain or loss reported as a separate component of stockholders' equity.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment on Disposal of Long-Lived Assets", effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121 and portions of other accounting statements. The provisions applicable to the Company are substantially the same as those applied under SFAS No. 121 and the Company, therefore, does not believe that the adoption of SFAS No. 144 will have a material impact on its results of operations or financial position. The Company is, however, required to complete the initial assessment of impairment by 2002.

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

3. INCOME TAXES

         The Resort Corp. accounts for Income Taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carry-forwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that the realization of such benefits is more likely than not. Otherwise, a valuation allowance is applied. At September 30, 2001, Resort Corp. believes that it is not more likely than not that any of its deferred tax assets are realizable because of the absence of accurate future projected taxable income. Accordingly, all deferred tax assets are fully reserved as of September 30, 2001.

4. COMMITMENTS AND CONTINGENCIES

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

SUCCESS FEE

         The Company has agreed to pay Daniel P. Robinowitz, our former Chairman of the Board, President and Chief Executive Officer a "success fee" of up to $800,000. The success fee will be earned when construction of the Project is complete and the casino is open, and will only be paid if funds, as defined, are available. No costs have been accrued under this agreement as of September 30, 2001.

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

Three Months Ended September 30, 2001 and Nine months Ended September 30, 2001

         The Company does not have any historical operating results other than interest expense on the Company's outstanding indebtedness, interest income on the Company's restricted cash and short-term investments, start up costs, and the capitalization of certain costs.

         General and administrative expenses represent salaries and project development services which have not been capitalized to our casino project. We have capitalized salaries which, in management's opinion, are directly attributable to the development of our casino. Accordingly, the decrease in general and administrative expenses for the quarter ended September 30, 2001 and the nine months ended September 30, 2001 compared to the quarter ended September 30, 2000 and the nine months ended September 30, 2000 is a result of management's determination of the nature of the services being performed.

         Start up costs are expensed as incurred. The increase in start up costs for the quarter ended September 30, 2001 and the nine months ended September 30, 2001 compared to the quarter ended September 30, 2000 and the nine months ended September 30, 2000 is attributable to start up costs being incurred by the Company in accordance with the provisions of the management agreement with Hyatt Gaming Management, Inc. and costs incurred in connection with the obtaining of required gaming and liquor licenses.

         Interest charges for the three months ended September 30, 2001 totaled $4,057,912, including $342,249 in amortization of debt issuance costs. Of this total, $3,080,100 was capitalized and $977,812 was expensed. Interest charges for the three months ended September 30, 2000 totaled $3,954,061, including $333,724 in amortization of debt issuance costs. Of this total, $1,168,871 was capitalized and $2,785,190 was expensed. Interest charges for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 increased as a result of the compounding of accrued interest on the $7.5 million second mortgage notes.

         Interest charges for the nine months ended September 30, 2001 totaled $12,126,130, including $1,031,174 in amortization of debt issuance costs. Of this total, $7,549,679 was capitalized and $4,576,451 was expensed. Interest charges for the nine months ended September 30, 2000 totaled $8,559,828, including $707,326 in amortization of debt issuance costs. Of this total, $2,226,893 was capitalized and $6,332,935 was expensed. Interest charges for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 increased as a result of the issuance of the $100 million first mortgage notes and the $7.5 million second mortgage notes in March 2000.

LIQUIDITY AND CAPITAL RESOURCES

         On March 14, 2000 the Company completed debt financing totaling $107,500,000, a cash preferred stock offering totaling $3,000,000, (series B preferred stock) and a common stock offering totaling $4,010,250 (net of commissions paid). The Company converted $7,415,000 face amount of notes payable to common stock, and had $1,650,346 in accrued interest forgiven. The Company also reduced accounts payable and accrued expenses a total of $3,725,000 utilizing $2,900,000 in preferred stock (series A preferred stock) and $825,000 of common stock issued to Windsor Woodmont, LLC.

         On August 3, 2001 we received a commitment to enter into a financing agreement in the amount of approximately $20.8 million to purchase furniture, fixtures and equipment for our casino. This loan was closed in early October, 2001. On July 12, 2001 $3.0 million of special improvement district bonds were issued by the City of Black Hawk for use in the development of municipal improvements related to our project. These funds will be available to the Company upon completion of construction of the public improvements and acceptance thereof by the City of Black Hawk.

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

         Not Applicable

Item 2. Changes in Securities and Use of Proceeds.

         Not Applicable

Item 3. Defaults Upon Senior Securities.

         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

         The First Article of Amendment to the First Amended and Restarted Articles of Incorporation of Windsor Woodmont Black Hawk Resort Corp. was approved by the unanimous consent of the Common Stockholders effective August 1, 2001. This amendment modified the NINTH Article of the First Amended and Restated Articles of Incorporation, subsection (b) to change the date of a finding of director and officer suitability by the Colorado Limited Gaming Control Commission from August 14, 2001 to September 20, 2001.

Item 5. Other Information.

         A. Gaming License

                  On September 20, 2001, the Colorado Limited Gaming Control commission conducted a hearing on the applications for gaming licensure for the Black Hawk Casino by Hyatt project filed by Windsor Woodmont Black Hawk Resort Corp. and Hyatt Gaming Management, Inc. The hearing was the culmination of a 15-month investigation regarding licensure for the Project conducted by the Colorado Division of Gaming after applications for licensure were filed in May, 2000. The Colorado Division of Gaming recommended and endorsed issuance of the licenses and the Colorado Limited Gaming Control Commission approved the issuance of an operating license and a retail license to Windsor Woodmont Black Hawk Resort Corp. and an operator's license to Hyatt Gaming Management, Inc. on September 20, 2001.

                  On October 22, 2001, the City of Central (a separate municipality from the City of Black Hawk, the domicile of the Black Hawk Casino by Hyatt), G. F. Gaming Corp. and Grimes Gaming Corp. (two casino operating entities in Central City) filed a Petition for Hearing with the Colorado Limited Gaming Control Commission requesting a hearing on the grant of these licenses. The City of Central, G. F. Gaming and Grimes Gaming shall be referred to as the "Petitioners." The nature of the relief being requested by the Petitioners in the Petition is unclear, although it appears that the Petitioners may be suggesting that the Colorado Limited Gaming Control Commission should have conducted a review of the architectural style and design of Black Hawk Casino by Hyatt. The Company considers the Petition to be frivolous, and has been advised by the Division of Gaming that the filing of the Petition will not affect the issuance of licenses for the Project. To the extent necessary, the Company will vigorously defend against any relief requested by the Petition. The Company believes that it is very clear that the City of Black Hawk as the local jurisdiction has complete jurisdiction and discretion over the review and approval of all architectural compliance and other land use entitlement issues. The Company has obtained all necessary architectural compliance approvals and other land use entitlement approvals from the City of Black Hawk, and the 30-day time frame for challenging or appealing those local approvals has long since past. The Company does not believe that the filing of this Petition or any actions which might be taken in response to the Petition will have any material effect on the Company's operations.

         B. Management Changes

                  On August 20, 2001, Daniel P. Robinowitz resigned from the Board of Directors of Windsor Woodmont Black Hawk Resort Corp. and also resigned his positions as Chairman of the Board, Chief Executive

                  Officer, and President. Timothy G. Rose, then an Executive Vice President of the Company, was elected to the Board of Directors by the remaining Board members and was elected to the positions of President and Chief Executive Officer of the Company. Irving C. Deal, previously Vice Chairman of the Board of Directors, was elected to serve as Chairman of the Board. Mr. Rose was elected to these executive positions and as a member of the Board of Directors based upon his extensive experience in the gaming industry and in recognition of the fact that the construction phase of the Company's operations was to be concluded before the end of 2001 and the Company would be transitioning to an owner and operator of the largest casino project in Colorado.

                  On September 25, 2001, Jerry L. Dauderman, a director of the Company, was elected to serve as Vice Chairman of the Board of Directors.

                  Mr. Robinowitz will maintain his employment relationship with WWRC through December 31, 2001, in order to assist in the successful completion of construction and opening of the project.


Item 6. Exhibits and Reports on Form 8-K.

         1. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Windsor Woodmont Black Hawk Resort Corp.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001


                                WINDSOR WOODMONT BLACK HAWK RESORT CORP.



                                /s/ Michael L. Armstrong
                                ------------------------------------------------
                                Michael L. Armstrong, Chief Financial Officer