Form 10KSB
period 2001-12-31
WINDSOR WOODMONT BLACK HAWK RESORT CORP
filed 2002-03-27
CIK 1119040

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended: December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to __________________

                         Commission file number 0-31737

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                    ----------------------------------------
                 (Name of small business issuer in its charter)

               Colorado                                75-2740870
               --------                                ----------
     (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)

                                 111 Richman St.
                           Black Hawk, Colorado 80422
                           --------------------------
                     (Address of principal executive office)

Issuer's Telephone Number (303) 582-3600

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

    Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's operating revenues for its most recent fiscal year: $ 2,802,134

We are unable to determine the aggregate market value for the 580,767 shares of the common stock, $0.01 par value per share, held by non-affiliates because there is no trading market for our common stock.

The number of shares of common stock of the registrant outstanding as of December 31, 2001 was 1,000,000.

Document incorporated by reference:

     Document                        Part of Form 10-KSB into which Incorporated
     --------                        -------------------------------------------

Windsor Woodmont Black Hawk Resort                    Part III
Corp.'s Definitive Proxy Statement
for its Annual Meeting of Stockholders
to be held April 10, 2002.

Transitional Small Business Disclosure Format:    Yes  [ ]     No  [X]

TABLE OF CONTENTS

PART I
                                                                            PAGE
                                                                            ----

    Item 1.  Description of Business ......................................    1
    Item 2.  Description of Property ......................................   24
    Item 3.  Legal Proceedings ............................................   24
    Item 4.  Submission of Matters to a Vote of Security Holders ..........   25


PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters .....   25
    Item 6.  Management's Discussion and Analysis or Plan of Operation ....   26
    Item 7.  Financial Statements .........................................   30
    Item 8.  Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure .....................   30


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act ..........   30
    Item 10. Executive Compensation .......................................   30
    Item 11. Security Ownership of Certain Beneficial Owners and Management   31
    Item 12. Certain Relationships and Related Transactions ...............   31
    Item 13. Exhibits and Reports on Form 8-K .............................   31


SIGNATURES ................................................................   32

PART I

Item 1. DESCRIPTION OF BUSINESS

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Factors That May Affect Future Results," as well as those discussed elsewhere in this Form 10-KSB.

     We have based the Black Hawk market data and other statistical information in this Annual Report, including parking data, on information supplied by the Colorado Division of Gaming (the "Division of Gaming"), the City of Black Hawk and various public announcements and filings made by some of the casinos in the Black Hawk market. We have also relied on other sources that we believe are reliable. While we believe that the information is accurate, we have not independently verified any of this information or such announcements and filings, and it is possible they may not be accurate in all material respects. In addition, the gaming markets in Colorado and in Black Hawk are subject to continual changes, including changes in the number and size of casinos in such markets. Because of these changes, our estimates of our casino's expected position in Colorado and in Black Hawk in terms of size, comparable amenities, parking and nearby competition could become inaccurate at any time.

     As used in this Annual Report, the terms "our company," "we" and "us" refer to Windsor Woodmont Black Hawk Resort Corp., the term "first mortgage notes" refers to the $100 million principal amount of 13% First Mortgage Notes due 2005 which we issued under an indenture dated March 14, 2000, the term "old notes" refers to the restricted 13% First Mortgage Notes due 2005 all of which were exchanged for the first mortgage notes and the term "our casino" refers to the integrated casino, entertainment and parking facility constructed in Black Hawk, Colorado, operated under the trade name "Black Hawk Casino by Hyatt." No representation or warranty, express or implied, is made by any of the Hyatt companies as to the accuracy or completeness of the information in this Annual Report, and nothing contained in this Annual Report is, or shall be relied upon as, a promise or representation by any of the Hyatt companies.

COMPANY BACKGROUND

     Windsor Woodmont Black Hawk Resort Corp. (the "Company"), was incorporated in the State of Colorado on January 9, 1998. The Company owns the Black Hawk Casino by Hyatt, an up scale, integrated gaming, entertainment and parking facility located in Black Hawk, Colorado, approximately 40 miles from Denver. The Black Hawk Casino by Hyatt opened on December 20, 2001. The Black Hawk Casino by Hyatt is located at 111 Richman Street, Black Hawk, Colorado, at the desirable four-corners intersection of Highway 119 and Richman Street in the center of the Black Hawk gaming district. The Company has entered into a casino management agreement with Hyatt Gaming under which Hyatt Gaming manages the Black Hawk Casino by Hyatt.

     During 1997 and 1998, Windsor Woodmont, LLC ("Windsor Woodmont") purchased 48 separate parcels of land in Black Hawk, Colorado, to assemble a 106 acre tract of land with an aggregate of approximately 119,000 gross gaming-zoned square feet. Windsor Woodmont is a Colorado limited liability company that was formed for the purpose of assembling and developing the land on which the Casino is built. In March 2000, the Company issued $100 million principle amount of First Mortgage Notes due 2005. The proceeds were used to finance the development and construction of the Casino.

     The members of Windsor Woodmont are individuals and entities affiliated with real estate development companies based in Dallas, Texas. These companies are diversified real estate development companies, which over the past 42 years have developed various types of real estate projects, including hotels, office buildings, mixed-use projects, shopping centers, multi-family residential housing and land developments. Windsor Woodmont currently owns approximately 12.27% of Windsor Black Hawk's outstanding shares of common stock.

DESCRIPTION OF CASINO

     General. The Black Hawk Casino by Hyatt is an upscale gaming facility providing patrons with a broad selection of gaming activities, dining and entertainment. The Black Hawk Casino by Hyatt is built on the largest single parcel of real estate ever assembled for casino development in Black Hawk. It is the largest casino in Black Hawk, with approximately 425,000 square feet, 57,000 of which is used for gaming. The Black Hawk Casino by Hyatt features the largest number of gaming machines in Black Hawk with 1,332 state of the art slot machines and 22 table games. The interior decor resembles the Rocky Mountain surroundings by using rocks, wood, and landscapes natural to Colorado as part of the interior design.

     Restaurants. The Black Hawk Casino by Hyatt features a full array of dining options. Restaurants available include: the Hickory Grill Restaurant, a steak and seafood restaurant, the Kitchens of the World Action Buffet, a high quality action-station buffet and a food court featuring various quick service food offerings. A Wolfgang Puck's Express restaurant opened in March, 2002. In addition, the Black Hawk Casino by Hyatt includes an indoor/outdoor plaza area featuring Starbucks coffee and a gift shop.

     Parking. The Black Hawk Casino by Hyatt includes an approximately 300,000 square foot parking garage, with the capacity to park approximately 800 vehicles in covered parking spaces, 650 adjacent valet spaces, and is able to accommodate buses and motor coaches. This represents one of the largest on-site parking facilities in Black Hawk. Our casino also features Black Hawk's largest porte cochere leading directly into our casino.

     Entertainment. Our non-gaming amenities are located throughout the gaming floor. The focal point is the Wild Fire Lounge, a circular lounge with a stage for live entertainment and four large television screens for viewing televised sporting and other events that is surrounded by 70-foot-high-see-through fireplaces. The casino also includes a Margarita Bar on the casino floor and televisions in the food court to entertain guests. The casino contains the Vista Gallery, a stationary exhibit gallery on the second floor overlooking the gaming floor.

BUSINESS STRATEGY

     Our business strategy is to establish and maintain a prominent position or market niche in the Black Hawk gaming district by offering patrons a quality entertainment experience through superior customer service in an up-scale, friendly and exciting environment. We promote the casino through the use of the Hyatt Companies brand name, which customer associate with high quality customer service. We are dedicated to providing a high level of customer satisfaction and loyalty by offering a spacious, single-floor Las Vegas style casino featuring both gaming and non-gaming entertainment using a upscale and distinctive design. Our casino is built on the largest single parcel of real estate ever assembled for casino development in Black Hawk. We recognize that consistent quality and a comfortable atmosphere can differentiate our casino and offer us a competitive advantage. We believe the distinctive design of our casino combined with its upscale amenities will attract a wider cross section of Denver metropolitan area residents. Specifically, we believe that our casino will attract existing and new individuals in those markets with the opportunity to make a short, convenient day trip to a casino, where they can engage in a variety of activities, including fine dining and gaming in an entertaining setting.

MARKETING STRATEGY

     We believe that the primary determinants of success of casinos in the Black Hawk market have been location and parking. We believe that our casino has an excellent location and offers sufficient and convenient parking. In addition, our casino has an opportunity to expand the Black Hawk market by way of numbers of patrons and to reach higher-spending patrons by offering a higher level of quality and service than currently exists in Black Hawk. Additionally, the size of our casino will allow us to better absorb peak period demand. Our marketing strategy emphasizes the following elements:

     Targeted Customer Base. We target potential customers with above-average household income levels in the Denver metropolitan area who tend to have disposable income for gaming and entertainment purposes. We intend to take advantage of this customer base using our marketing plan built on our Players Advantage Club, preferred player recognition program. The Players Advantage Club allows members to receive valuable rewards and exciting promotional offers in conjunction with their casino play. We plan to capitalize on increased visitation by residents of Denver and the surrounding suburbs. Our marketing also focuses on the large number of tourists visiting Colorado. By exploiting the cross-marketing opportunities with Hyatt and their three large hotel properties in Colorado, we will be able to target and develop this market and obtain a competitive advantage. We believe our competitive strengths will allow us to successfully penetrate this tourist market.

     Effective Marketing. We will aggressively promote the Black Hawk Casino by Hyatt through television, radio, billboard, Internet and print advertising. We attract customers to the Black Hawk Casino by Hyatt through marketing in the Colorado market through the extensive use of television, radio and print advertisements, billboards, our Players Advantage Club, and on-going promotions, gaming tournaments and sweepstakes. The marketing emphasizes the casino's gaming, quality dining facilities, varied entertainment activities and on-site parking.

     Customer Service. Our casino will have a management team committed to superior service, quality and innovation. It is our intention not only to promote repeat business by developing patron loyalty, but also to appeal to patrons who currently do not find Black Hawk's attractions sufficiently compelling to warrant the trip. In addition, Colorado hosts approximately 23 million visitors annually. We believe that if we are able to develop casino patronage from such visitors, it would have a beneficial impact on our casino.

     Hyatt Gaming. Under our casino management agreement, Hyatt Gaming recommends and implements marketing plans and strategies for the casino. These plans and strategies are designed to promote repeat visits and patron loyalty. Our casino benefits from the previous experience of Hyatt Gaming and the other Hyatt companies in operating in various jurisdictions and in highly competitive environments. We believe the Hyatt companies' expertise and reputation enable the casino to stand out among the existing local operators with respect to quality of service.

     Additional Marking Strategies. Other marketing strategies include: database management/direct mail marketing, innovative slot and table game merchandising and quantifiable drive-in marketing programs. We believe that when provided with upscale amenities, customers will stay in our casino longer and spend more than existing Black Hawk customers currently spend. We believe that effective use of database marketing is among the most efficient means to communicate with active and potential customers. Hyatt Gaming utilizes player tracking systems to develop effective marketing and promotional programs by identifying segments of the population most likely to be attracted to our facility and then tailors promotions that appeal to this core group of customers.

COMPETITION

     We believe the primary competitive factors in Black Hawk are location, availability and convenience of parking, number of slot machines and gaming tables, types and pricing of restaurants and other amenities, name recognition, customer service, experienced management and overall atmosphere. Competition in Black Hawk is intense. Certain of our current and future competitors have or may have more gaming experience than us or Hyatt Gaming and the other Hyatt companies and/or greater financial resources.

     Of the 21 gaming facilities operating in Black Hawk, eight have over 700 gaming positions. We consider these larger gaming facilities to be our main competitors. These larger gaming facilities have on-site or nearby parking and have brand names established in the local market, such as the Isle of Capri, The Lodge at Black Hawk, Colorado Central Station, the Riviera Black Hawk Casino and the Mardi Gras Casino. The Riviera Black Hawk Casino, which opened in early February 2000, features approximately 1,000 gaming machines, and the Mardi Gras Casino, which opened in early March 2000, features approximately 700 gaming machines. Colorado Central Station, which has been one of the most successful casinos in Colorado, is located near our casino and has approximately 770 gaming machines and approximately 700 valet parking spaces. The Isle of Capri, which opened in December, 1998, is located near our casino and features approximately 1,150 gaming machines and 1,100 parking spaces. Other competitors in Black Hawk include the Gilpin Hotel Casino, Canyon Casino, Fitzgerald's Casino and Bullwhackers Black Hawk.

     Casinos offering hotel accommodations for overnight stay may have a competitive advantage over our casino. Currently two casinos offer hotel accommodations, with the total number of hotel rooms in Black Hawk being 287. The Lodge at Black Hawk provides 50 and the Isle of Capri provides 237 rooms. In addition, Harvey's Wagon Wheel Casino Hotel, located in Central City, has 118 hotel rooms.

     We may also face increased competition from casinos in Central City. Historically, Black Hawk has enjoyed an advantage over Central City because the majority of customers have to drive by and through Black Hawk to reach Central City. On November 2, 1999, the voters in Central City granted authority to the Business Improvement District for the sale of approximately $45.2 million in bonds which would be allocated towards the planning, design and construction of a nine mile roadway directly connecting Central City with Interstate 70. This roadway could result in improved access to both Central City and Black Hawk and enable patrons to reach Central City without driving through Black Hawk. As of March 26, 2002, no bonds had been issued in connection with the construction of the roadway. Our casino also competes, to a limited extent, with the casinos located in Cripple Creek, because both Black Hawk and Cripple Creek compete for patrons from Denver. Cripple Creek is located approximately 110 miles to the south of Black Hawk and 45 miles west of Colorado Springs. The information contained in this discussion of competition was derived from publicly available data, except where otherwise stated. While we regard these sources as reliable, no assurances can be made regarding the accuracy of such information.

     Currently, limited stakes gaming in Colorado is constitutionally authorized in Central City, Black Hawk, Cripple Creek and two Native American reservations in southwest Colorado. However, gaming could be approved in other Colorado communities in the future. The legalization of gaming closer to Denver would likely have a material adverse impact on our future operating results. Our casino will also indirectly face competition from other forms of gaming, including the Colorado state-run lottery, the Power Ball multi-state lottery, charitable bingo, horse and dog racing, as well as other forms of entertainment.

OPERATING RESTRICTIONS

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

     Colorado law requires licensees to maintain detailed books and records that accurately account for all monies and business transactions. Books and records must be furnished upon demand to the Colorado Gaming Commission or the Division of Gaming. Detailed and extensive playing procedures, standards, requirements and rules of play are established for poker, blackjack and slot machines. Licensees must adopt comprehensive internal control procedures governing their gaming operations. Such procedures must be approved in advance by the Division of Gaming and, in certain cases, the Colorado Gaming Commission, and include the areas of accounting, surveillance, security, cashier operations, key control and fill and drop procedures, among others.

     No gaming may be conducted in Colorado unless all appropriate licenses are approved by and obtained from the Colorado Gaming Commission. Violations of Colorado gaming laws or regulations may be criminal offenses and the person or entity violating such laws and regulations may be subject to criminal penalties and/or administrative fines, and may have its gaming license suspended or revoked.

EMPLOYEES

     Windsor Woodmont currently employees 4 full-time, paid employees. Black Hawk Casino by Hyatt employs approximately 700 full-time, paid employees. All Black Hawk Casino by Hyatt personnel retained to provide operations services at the casino are Hyatt Gaming employees trained by Hyatt Gaming. We believe Hyatt Gaming will be able to continue to attract and retain a sufficient number of qualified individuals to operate our casino. However, we cannot assure you that Hyatt Gaming will be able to continue to do so. Furthermore, we do not know whether or to what extent such employees will be covered by collective bargaining agreements.

RECENT DEVELOPMENTS

     On August 20, 2001, Daniel P. Robinowitz resigned from his positions as Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Mr. Timothy G. Rose was elected by the Board of Directors to fill the vacancy on the Board and to fill the positions of President and Chief Executive Officer created by the resignation of Mr. Robinowitz. Mr. Irving C. Deal was elected to serve as the Chairman of the Board of Directors.

     On January 4, 2002, Craig Sullivan resigned from his position as a member of the Board of Directors. On January 8, 2002, Mr. Garry W. Saunders was elected by the Board of Directors to fill the vacancy on the board created by the resignation of Mr. Sullivan. Such election is contingent upon Mr. Saunders meeting the licensing requirements set forth by the Colorado Division of Gaming. On March 25, 2002, Mr. Saunders was appointed an independent member of the Audit Committee.

THE HYATT COMPANIES

     General. The Hyatt name is associated with excellence in hotels and resorts in North America, Central America, South America, the Caribbean, Europe, Hawaii and the Asia Pacific region. The first Hyatt hotel opened in 1957. The Hyatt companies include Hyatt Corporation and its affiliates, including Hyatt Gaming, and Hyatt International and its affiliates, which are owned, directly or indirectly, by trusts for the benefit of one or more of the direct lineal descendants or siblings, natural or adoptive, of Nicholas J. Pritzker, deceased, or his or their respective current or future spouses. The Hyatt companies operate 114 hotels and resorts in 85 cities in the United States, Canada and the Caribbean, and 79 additional hotels and resorts in 35 countries. In addition, the Hyatt companies operate eight casinos in addition to the Black Hawk Casino by Hyatt, including the Grand Victoria Resort & Casino by Hyatt in Rising Sun, Indiana; the Regency Mendoza Argentina Casino Mendoza, Mendoza, Argentina; the Hyatt Regency Lake Tahoe Resort & Casino in Incline Village, Nevada; the Hyatt Regency Aruba Resort & Casino in Palm Beach, Aruba; the Hyatt Regency Casino Thessaloniki in Thessaloniki, Greece; the Hyatt Cerromar Beach Resort & Casino in Dorado, Puerto Rico; the Hyatt Regency Lake Las Vegas in Henderson, Nevada; and, under a special arrangement, Casino Niagara in Ontario, Canada.

     Hyatt Gaming. We have entered into a casino management agreement with Hyatt Gaming. Hyatt Gaming was initially established to manage and operate the Grand Victoria riverboat gaming complex in Rising Sun, Indiana. An affiliate of Hyatt Gaming controls the ownership of the Rising Sun development, and Hyatt Gaming operates the Rising Sun property under a project management agreement entered into on January 5, 1996. In addition, Hyatt Gaming has entered into a gaming services agreement with Falls Management Company under which Hyatt Gaming provides a comprehensive set of operating services to Falls Management Company, enabling it to perform its duties and obligations as the operator of Casino Niagara.

     Hyatt Gaming has entered into consulting agreements with Hyatt Gaming Services, L.L.C. relating to the operation of Casino Niagara and the Grand Victoria in Rising Sun. Hyatt Gaming Services, L.L.C., a wholly owned subsidiary of Hyatt Gaming, was formed in 1998 to provide consulting services and advice to developers, owners, operators and managers of gaming casinos. Hyatt Gaming Services, L.L.C. has consulting agreements, and provides a range of operating and other services, with respect to all eight of the casinos operated by the Hyatt companies.

REGULATORY STRUCTURE

     The Black Hawk Casino by Hyatt received the required licenses and opened on December 20, 2001.

     Colorado Regulatory Agencies. The Division of Gaming, created under the Colorado Department of Revenue, regulates limited gaming in Colorado. The Division of Gaming licenses, implements, regulates and supervises the conduct of limited gaming under Colorado Constitution Article XVIII, Section 9, the Colorado Limited Gaming Act. The Division of Gaming has broad authority to sanction, fine, suspend and revoke a license for violations of the Colorado Gaming Regulations. Violations of several provisions of the Colorado Gaming Regulations also can result in criminal penalties. The Colorado Limited Gaming Act created a Limited Gaming Control Commission (the "Colorado Gaming Commission") to ensure compliance with gaming laws and regulations.

     Gaming Licenses. All applicants for Colorado gaming licenses must complete comprehensive applications and forms, pay required fees and provide all information required by the Colorado Gaming Commission and the Division of Gaming. The Division of Gaming conducts a thorough background investigation of each applicant or any person or entities associated with the applicant. The Division of Gaming may request that investigators from the Colorado Bureau of Investigation also interview and assist in the background investigation. The investigation may cover the background, personal history, financial associations, past associations with casino owners and operators, character, record and reputation of the applicant and its associated persons. The applicant pays the full cost of the background investigation. There is no limit on the cost or duration of the background investigation and the length or delay in the approval process may have a material, adverse impact on the ability of the casino to timely obtain its gaming license. Applicants who do not provide all requested information during a background investigation may be denied a gaming license. In addition, all persons loaning monies, goods or real or personal property to a licensee or applicant, or entering into any agreement with a licensee or applicant, must provide any information requested by the Division of Gaming or the Colorado Gaming Commission; and in the discretion of the Division of Gaming or the Colorado Gaming Commission, these persons must supply all information relevant to a determination of any such person's suitability for licensure and must submit to a full background investigation if ordered by the Colorado Gaming Commission. Failure to promptly provide all information requested or to submit to a suitability or background investigation may result in:

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

     In addition to its authority to deny an application for a license based on suitability, the Colorado Gaming Commission has jurisdiction to disapprove a change in corporate position of the licensee and may have such authority with respect to any entity or person which is required to be found suitable by the Colorado Gaming Commission. The Colorado Gaming Commission has the power to require the licensee to suspend or dismiss managers, officers, directors and other key employees, or sever relationships with other persons who refuse to file appropriate applications or to whom the authorities find unsuitable to act in such capacity; and may have such power with respect to any entity which is required to be found suitable. Specifically, it should be noted that there are limited exceptions applicable to licensees that are publicly traded entities and, generally speaking, no person, including persons who may acquire an interest in a licensee in a foreclosure, may sell, lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Gaming Commission after investigation by the Division of Gaming.

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

     Licensees have a continuing duty to report to the Colorado Gaming Commission and the Division of Gaming information concerning persons, including identifying those who have a 5% or greater ownership interest, financial or equity interest in the licensee, or who have the ability to control or exercise a significant influence over the licensee, or who loan money to the licensee. Therefore, the requisite information regarding the holders of the notes and warrants will have to be periodically reported to the Colorado Gaming Commission and the Division of Gaming. Any person licensed by the Colorado Gaming Commission and any associated person of a licensee must report criminal convictions and criminal charges to the Colorado Gaming Commission.

     Under Colorado law, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three retail gaming licenses in Colorado. The Colorado Gaming Commission has defined when a person is considered to have an interest in a licensee for purposes of this multiple-license prohibition.

     No manufacturer or distributor of slot machines or associated equipment, may, without notification being provided to the Division within ten days, knowingly have an interest in any casino operator, allow any of its officers or any other person with a substantial interest in such business to have such an interest, employ any person if that person is employed by a casino operator, or allow any casino operator or person with a substantial interest in a operator to have an interest in the manufacture's or distributor's business. A "substantial interest" means the lesser of (i) as large an interest in an entity as any other person or (ii) any financial or equity interest equal to or greater than 5%.

     Support or Key Employee License. Gaming employees must hold either a support or key employee license issued by the Division of Gaming. Every retail gaming licensee must have a key employee in charge of all limited stakes gaming activities when limited stakes gaming is being conducted. All persons employed by Black Hawk Casino by Hyatt, and involved, directly or indirectly, in gaming operations in Colorado are required to obtain a gaming license. All licenses must be renewed annually except for key and support employees which must be renewed every two years.

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

     All agreements, contracts, leases or arrangements in violation of applicable Colorado law or regulations are void and unenforceable. The Colorado Gaming Commission or the Director of the Division of Gaming may require changes in gaming contracts (which are any agreements with a licensee, such as the indenture governing the first mortgage notes) or termination of a gaming contract.

     Publicly Traded Corporations. In addition to the other requirements of the gaming laws, the Colorado Gaming Commission has enacted a special rule, Rule 4.5, which imposes additional requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licensees in Colorado owned directly or indirectly by publicly traded corporations. We are deemed to be a "publicly traded corporation" under Rule 4.5 and we are required to file periodic reports under the Securities Exchange Act of 1934. While we are deemed "publicly traded" for purposes of Rule 4.5, the following provisions will apply.

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

     Annual Device Fees. The municipalities of Central City, Black Hawk and Cripple Creek assess and collect their own device fees. The current annual device fee in Black Hawk is $750 per device. A credit is extended for the first fifty (50) gaming devices. As of March 27, 2002, the Company had a total of 1,354 gaming devices and after the credit, pays the annual device fee for 1,304 gaming devices. There is no statutory limit on state or city device fees, which may be increased at the discretion of the State or the applicable city. Local device fees may be prorated according to device usage; Black Hawk currently prorates device fees such that any device used at any time during a calendar month is subject to the device fee for such calendar month. In addition, a business improvement fee of approximately $90 per device and a transportation impact fee of approximately $106 per device also may apply, depending upon the location of the licensed premises. In the past, the Colorado Gaming Commission has assessed an annual state device fee, however the Colorado Gaming Commission has eliminated its annual device fee for gaming machines. We cannot be certain the Colorado Gaming Commission will not, in the future, decide to assess this fee. Should the state impose an annual device fee, it may have a significant effect on business.

     Additional Taxes and Fees. Black Hawk also imposes taxes and fees on other aspects of the business of gaming licensees, such as parking, alcoholic beverage licenses and other municipal taxes and fees. Black Hawk may impose increases or additional fees at its discretion which may have a significant effect upon our operations.

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

     There are various classes of retail liquor licenses under the Colorado State Liquor Code. A retail gaming tavern license or restaurant liquor license may be issued to persons who are licensed as a limited gaming establishment under Colorado law. A retail gaming tavern licensee may sell malt, vinous or spirituous liquors only by individual drinks for consumption on the premises, and must also make available sandwiches or light snacks or contract with concessionaires to provide food services within the same building as the licensed premises. A restaurant liquor license requires the service of meals and that at least 25% of the total of food and beverage sales come from the sale of food. In no event may any person hold, or have an interest in, more than three retail gaming tavern licenses. Also, a person may not have an interest in more than one class of liquor license. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before and approval by the local liquor licensing authority. In Black Hawk, the licensing authority is the Black Hawk Board of Aldermen. The Colorado Department of Revenue, through its Liquor Enforcement Division, also must approve the application. The Black Hawk Casino by Hyatt has been approved by both the local licensing authority and the State Division of Liquor Enforcement.

Material Agreements

     Casino Management Agreement. We entered into a casino management agreement with Hyatt Gaming on February 2, 2000, which was amended on March 14, 2000. Under the terms of the casino management agreement, Hyatt Gaming operates and manages our casino. Hyatt Gaming may obtain the services of Hyatt Gaming affiliates to the extent necessary for Hyatt Gaming to perform its obligations under the casino management agreement. Hyatt Gaming has entered into a consulting agreement with its affiliate, Hyatt Gaming Services, LLC, to perform obligations under the casino management agreement. Hyatt Gaming retains full responsibility and liability for performance of all obligations under the casino management agreement and will cause Hyatt Gaming Services to perform under its consulting agreement in accordance with the terms and provisions of the casino management agreement. Hyatt Gaming Services provides gaming services to Hyatt Gaming and other Hyatt companies.

     Duties of Hyatt Gaming. Under the casino management agreement, Hyatt Gaming operates our casino, as our agent. We and Hyatt Gaming have structured our relationship under the casino management agreement to create an agency coupled with an interest so that it is irrevocable except under the terms of the casino management agreement.

     The obligation of Hyatt Gaming to operate, maintain and manage our casino includes, without limitation, managing the facility in a manner that is consistent with the Colorado liquor and gaming laws and regulations, marketing and advertising services, collection and payment services, service bureau payroll/personnel systems, establishment and implementation of accounting and cost controls, legal services, security services and establishment and implementation of policies and procedures for the operation of our casino.

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

     Miscellaneous. If an event of default occurs under any of the documents governing the first mortgage notes, the trustee has a right, prior to foreclosure, to assume all of our rights under the casino management agreement. The trustee also has a cure period after an event of default caused by us before Hyatt Gaming can begin actions in response to the default. In the event of distribution of our assets to creditors by reason of a receivership, dissolution or bankruptcy proceeding, Hyatt Gaming is subordinate in payment to the holders of the first mortgage notes, but has the right to terminate the casino management agreement, unless all amounts, other than the incentive fee, are paid to it currently. The subordination of obligations to Hyatt Gaming under the subordination, non-disturbance and attornment agreement will continue until all holders of the first mortgage notes are paid in full in cash.

     Subdivision Agreement. On December 29, 1997, the Board of Aldermen of the City of Black Hawk, after holding all necessary public hearings and having received a recommendation of approval from the Black Hawk Planning Commission, approved the final plat for the property on which our casino was constructed, under which Windsor Woodmont, LLC dedicated property for Richman Street. Also on that date, Windsor Woodmont, LLC entered into the subdivision agreement, as amended, with the City of Black Hawk, under which we, as Windsor Woodmont, LLC's assignee, are required to dedicate an additional right-of-way for Richman Street, and to make certain improvements to Richman Street and to the portion of Highway 119 that abuts our property. We have assumed all obligations under the subdivision agreement. Management believes that the Company has complied in all material respects with these requirements.

     Public Improvements. Pursuant to the subdivision agreement, we have dedicated and conveyed by special warranty deed, free and clear of all liens and encumbrances, sufficient additional right-of-way for Richman Street to construct a 40-foot wide right-of-way and to construct certain improvements to Richman Street, including, without limitation:

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

     Pursuant to the subdivision agreement we have constructed, in accordance with the approvals and requirements of the Colorado Department of Transportation and concurrence with the City of Black Hawk Public Works Department, some improvements to Highway 119. We have also constructed the signals necessary at the intersection of Richman Street and Highway 119, constructed and installed landscaping along the Richman Street and Highway 119 frontage in accordance with the landscaping plan approved by the City of Black Hawk and constructed and maintained drainage improvements along the Richman Street and Highway 119 frontages. In addition, we have constructed and are responsible for maintenance of the channel improvements and flood control facilities that were required as a result of our request for a conditional letter of map revision permit from the Federal Emergency Management Agency. Further, in the event of an emergency requiring an immediate response by the City of Black Hawk related to flood control structures owned by us, we have agreed to reimburse and indemnify the City of Black Hawk for all costs and expenses associated with the City of Black Hawk's response to such emergency. Finally, we have installed and completed, at our expense, all necessary water lines, sewer lines, fire hydrants, water or sewer distribution facilities, drainage structures and paved streets, including curbs and gutters, as approved by the Director of Public Works of the City of Black Hawk.

     Further, we have conveyed marketable title to the improvements to the City of Black Hawk, free and clear of all liens or encumbrances, including liens or encumbrances arising under the indenture governing the first mortgage notes. We were required to warrant the improvements for one year after certification by the Director of Public Works of the City of Black Hawk (or other appropriate party) that the improvements conform with specifications approved by the Director of Public Works, as appropriate, except that we have agreed to warrant water improvement for three years. Subject to a provision for force majeure, we were required to complete the improvements, including the required inspections of the improvements, by December 31, 2001, and all improvements were complete. In addition, upon the City of Black Hawk's acceptance of the improvements, the City of Black Hawk conveyed to us a certain portion of Richman Street as realigned, and certain rockbolt easements necessary for us to complete the development.

     Performance Guarantee. The subdivision agreement required that our obligation to ensure the performance and completion of the public improvements be secured by an irrevocable letter of credit or other agreed upon securities to which the City of Black Hawk is the beneficiary. The amount of the irrevocable letter of credit or other agreed upon securities was required to be equal to 110% of the estimated costs of the public improvements. This collateral security requirement was satisfied by an irrevocable letter of credit in the amount of $919,718. The estimated costs of the public improvements was a figure mutually agreed upon by the City of Black Hawk and us. Upon the approval of the Director of Public Works of the City of Black Hawk, the City of Black Hawk will retain for one year at least 20% of the costs of improvements.

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

Factors that May Affect Our Future Results

     You should carefully consider the following risks, together with all other information included in this Annual Report. The realization of any of the risks described below could have a material adverse effect on our business, results of operations and future prospects and could limit our ability to pay interest and/or principal on the first mortgage notes.

     Important Factors Related to Forward-Looking Statements and Associated Risks. This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, we may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the "Commission"), in press releases and in reports to shareholders. The forward-looking statements included in this Annual Report are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that competitive and market conditions affecting our casino will not change materially or adversely, that we will retain key management personnel, that our forecasts will accurately anticipate market demand and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     In addition, as disclosed elsewhere under other risk factors, our business and operations are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The Private Securities Reform Act of 1995 contains a safe harbor for forward-looking statements on which we rely in making such disclosures. In connection with this safe harbor we are hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on our behalf. Any such statement is qualified by reference to the cautionary statements included in this Annual Report.

     There is currently no trading market for our securities. The first mortgage notes are our only securities which have been registered under the Securities Act of 1933. We do not intend to apply for a listing of the first mortgage notes on a securities exchange or on any automated dealer quotation system. There is currently no established market for the first mortgage notes and we cannot assure you as to the liquidity of any market that may develop for the notes, your ability to sell the notes or the price at which you would be able to sell the notes. If such markets were to exist, the first mortgage notes could trade at prices that may be lower than their principal amount or purchase price depending on many factors, including prevailing interest rates and the markets for similar securities. Further, there is no established trading market for our common stock, and we cannot assure you that one will ever develop.

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

     o    the furniture, fixtures and equipment financing; and

     o    the Black Hawk Business Improvement District Bonds.

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

     Despite our current debt level, we may still be able to incur more debt. This could increase the risks described above. We may be able to incur additional debt in the future. The indenture governing the first mortgage notes contains financial and other restrictive covenants, but does not fully prohibit us from incurring additional debt. We can incur debt for certain specific purposes, including the Business Improvement District Bonds, the furniture, fixtures and equipment financing and standby letters of credit or surety bonds. Additionally, if certain conditions are met, we can incur additional debt in connection with the construction of a hotel tower and related amenities. If new debt is added to our current levels, the related risks that we and you now face could increase.

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

     We could incur losses which would not be covered by insurance. Although we have obtained all insurance customary and appropriate for our business, we cannot assure you that this insurance will be adequate to cover all perils to which our business or our assets might be subjected. Any losses we incur that are in excess of our coverages or are not covered by insurance consequently increase our operating costs.

     We may not be able to maintain our gaming license required by the Colorado Gaming Commission to operate our casino. The operation of a casino gaming facility in Colorado requires a Colorado Limited Gaming License. A Colorado gaming license is a non-transferable, revocable privilege in which the licensee acquires no vested interest. The Colorado Gaming Commission could choose not to renew that license if it has concerns about our management, operations, business practices or associations. Our failure to maintain all required licenses to conduct limited gaming on our premises would have a material, adverse effect upon our operations. Additionally, any violation of gaming laws or regulations, could result in the assessment of substantial fines against us and the persons involved. The suspension, revocation or non-renewal of any of our licenses or the levy on us of substantial fines could have a material adverse effect on our business.

     We may be unable to maintain our liquor license. In addition to a gaming license, regulatory approval is necessary to maintain our liquor licenses from the City of Black Hawk and the State of Colorado. Although we do not anticipate any problem in maintaining our liquor license, our inability to obtain any required permit or approval could prevent us from operating our casino.

     Under Colorado gaming laws, you may be required to submit to a background investigation regarding your suitability as a note holder or warrant holder which could delay any applications for licenses, permits or other authorizations. The current policy of the Colorado Gaming Commission and the Division of Gaming does not require note holders to submit to a background investigation for a suitability determination. The Colorado Gaming Commission and the Division of Gaming could change that policy at any time and require note holders to undergo a background investigation.

     In addition, note holders who also own our common stock, whether by the exercise of a detachable warrant or by any other means, will at least be required to submit a limited owner application, which will be reviewed by the Colorado Gaming Commission and the Division of Gaming. The current policy of the Colorado Gaming Commission and the Division of Gaming does not require shareholders who are institutional investors to submit to a full background investigation regarding their suitability. The Colorado Gaming Commission and the Division of Gaming could change that policy at any time and require institutional investors to undergo background investigations.

     Our shareholders are required to submit owner applications, which are reviewed by the Colorado Gaming Commission and the Division of Gaming. Despite current policy, the Colorado Gaming Commission and the Division of Gaming have the authority to require any person who is one of our shareholders and any of our executive employees or agents having the power to exercise a significant influence over decisions concerning any part of the operation of our casino to undergo a full background investigation, regardless of whether the shareholder is an institutional investor and regardless of the number of shares held, which could further delay the gaming application process.

     We compete with many other gaming facilities and other forms of gaming in Black Hawk and other cities in Colorado that have legalized gaming. As described under "Competition," we operate in a very competitive environment. Certain of our current and future competitors have or may have more gaming experience than us or Hyatt Gaming and the other Hyatt companies and/or greater financial resources.

     Of the 21 gaming facilities operating in Black Hawk, eight have over 700 gaming positions, two of which also offer hotel accommodations. We believe that these larger gaming facilities will be our main competitors. These larger gaming facilities all have on-site or nearby parking and have brand names established in the local market, such as the Isle of Capri, The Lodge at Black Hawk, Colorado Central Station, the Riviera Black Hawk Casino and the Mardi Gras Casino. The Riviera Black Hawk Casino, which opened in early February 2000, features approximately 1,000 gaming machines, and the Mardi Gras Casino, which opened in early March 2000, features approximately 700 gaming machines. Colorado Central Station, which has been one of the most successful casinos in Colorado, is located near our casino and has approximately 770 gaming machines and approximately 700 valet parking spaces. The Isle of Capri, which opened in December, 1998, is located near our casino and features approximately 1,150 gaming machines and 1,100 parking spaces. Other competitors in Black Hawk include Gilpin Hotel Casino, Canyon Casino, Fitzgerald's Casino and Bullwhackers Black Hawk.

     Casinos offering hotel accommodations for overnight stay may have a competitive advantage over our casino. The number of hotel rooms currently in Black Hawk is approximately 287, with the Lodge at Black Hawk providing 50 and the Isle of Capri providing 237. In addition, Harvey's Wagon Wheel Casino Hotel, located in Central City, has 118 hotel rooms.

     We may also face increased competition from casinos in Central City. Historically, Black Hawk has enjoyed an advantage over Central City because the majority of customers have to drive by and through Black Hawk to reach Central City. On November 2, 1999, the voters in Central City granted authority to the Business Improvement District for the sale of approximately $45.2 million in bonds which would be allocated towards the planning, design and construction of a nine mile roadway directly connecting Central City with Interstate 70. This roadway could result in improved access to both Central City and Black Hawk and enable patrons to reach Central City without driving through Black Hawk. As of March 26, 2002, no bonds had been issued in connection with the construction of the roadway. Our casino also competes, to a limited extent, with the casinos located in Cripple Creek, because both Black Hawk and Cripple Creek compete for patrons from Denver. Cripple Creek is located approximately 110 miles to the south of Black Hawk and 45 miles west of Colorado Springs. The information contained in this discussion of competition was derived from publicly available data, except where otherwise stated. While we regard these sources as reliable, no assurances can be made regarding the accuracy of such information.

     Currently, limited stakes gaming in Colorado is constitutionally authorized in Central City, Black Hawk, Cripple Creek and two Native American reservations in southwest Colorado. However, gaming could be approved in other Colorado communities in the future. The legalization of gaming closer to Denver would likely have a material adverse impact on our future operating results. Our casino will also indirectly face competition from other forms of gaming, including the Colorado state-run lottery, multi-state lottery, charitable bingo and horse and dog racing, as well as other forms of entertainment.

     Because of our limited operating history, our business is difficult to evaluate. We were formed in 1998 and our casino began operations on December 20, 2001. It is difficult for us to predict with accuracy our casino's earning potential given the inherent uncertainties and variables in the factors affecting our earnings and our limited operating history. In addition, we do not have, and Hyatt Gaming and the other Hyatt companies do not have, any experience in operating or marketing a business in Black Hawk. As a result, you must evaluate our prospects in light of the risks and difficulties frequently encountered by companies with limited prior operating histories. We cannot assure you that we or Hyatt Gaming and its affiliates will be able to successfully operate or market our casino, that our casino will be profitable or that we will generate sufficient cash flow to pay interest and principal on our indebtedness.

     We depend on Hyatt Gaming to staff and manage our casino. We cannot assure you that our casino management agreement with Hyatt Gaming will not be terminated or that Hyatt Gaming will always staff and manage our casino. We will depend upon Hyatt Gaming, as a professional manager, to staff and manage our casino. There is intense competition to attract and retain qualified management and other employees in the gaming industry. Hyatt Gaming's inability to recruit or retain personnel could adversely affect our business.

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

     The management agreement grants Hyatt Gaming indemnification rights and competition rights which could result in increased costs to us in operating our casino. Indemnification provisions of the casino management agreement obligate us to indemnify Hyatt Gaming and its affiliates for certain losses and events. The casino management agreement provides that we must indemnify Hyatt Gaming and its affiliates from all liabilities other than those caused by their:

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

     The risk of theft could adversely affect our operations. The nature of our operations entrusts employees of Hyatt Gaming in various positions to handle large amounts of cash, casino chips and tokens. Although our internal controls and security and surveillance policies and procedures are designed to limit our exposure to theft and the associated risk of loss, we cannot assure you that such theft does not occur or that we will discover any such theft promptly, if at all. We cannot assure you we will have adequate insurance coverage, in the event of any such theft. Any theft by our employees or otherwise could have an adverse affect on our results of operations.

     Adverse weather, road conditions and infrastructure limitations affect our ability to attract customers. Because we expect the highest level of customer visits during the summer, a poor summer season could adversely affect our business. The location of our casino in the Rocky Mountains creates a risk that it will be subject to inclement weather, particularly snow. Severe weather conditions could cause significant physical damage to our casino or result in reduced hours of operation or access to our casino. Black Hawk is served by winding mountain roads that require cautious driving, particularly in bad weather, and are subject to driving restrictions and closure. Congestion on the roads leading to Black Hawk is common during the peak summer season, holidays and other times and may discourage potential customers from traveling to our casino, particularly if road construction is in process.

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

     Any of the factors outlined above could adversely affect our ability to generate sufficient cash flow to make payments on the first mortgage notes in accordance with the indenture or with respect to our other debt. A recession or economic slowdown could cause a reduction in visitation to our casino, which would adversely affect our operating results.

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

     Although the government agencies responsible for analyzing such claims have been reluctant to adversely affect ownership rights that have been treated as settled, occasional claims based on asserted mining rights have been made adverse to the interests of casino developments and other property in Black Hawk. These mining claims may be raised in respect of the land we own in Black Hawk. If raised, these claims or similar challenges to title could distract our management could force us to make payments to settle the claims. We have obtained title insurance which we believe will protect the Company against such claims.

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

     Some persons who provide services or materials in connection with our casino may have a lien on the project with priority over the liens granted to secure the first mortgage notes. Colorado law provides architects, engineers, contractors, subcontractors, suppliers and others with a mechanic's lien on the real property being improved by their services or materials in order to secure their right to be paid. Following compliance with applicable Colorado law, such parties may foreclose on their mechanic's liens if they are not paid in full. The priority of all mechanic's liens arising out of a construction project relates back to the date on which the construction of the project commenced. Parties who provide services or materials in connection with our casino, including parties providing services or materials prior to the date of this Annual Report and/or after the date of this Annual Report will have a lien on the project, senior in priority to the lien granted to secure the first mortgage notes.

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

     Additional legalization of gaming in Colorado or the imposition of a tax on gaming revenues could adversely affect our business. Additional legalization of gaming in or near any area from which our casino is expected to draw customers would adversely affect our casino's business. Also, the legalization of various types of gaming, such as video lottery terminals, in existing venues such as airports, race tracks or drinking establishments, would adversely affect our casino's business. See Item 1, "Description of Business--Gaming Licensing Matters and Alcohol." Colorado law requires statewide voter approval for any expansion of limited gaming into additional locations and, depending on the authorization approved by the statewide vote, may also require voter approval from the locality in question. Several attempts have been made by various parties in recent years to expand gaming in Colorado.

     In November 2000, voters approved a law that would allow Colorado to participate in multi-state lotteries. Multi-state lotteries may have a material adverse effect on the Black Hawk Markets.

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

     In 1997 the state legislature passed, but the Governor vetoed, a bill that would have permitted video lottery terminals in dog and horse race tracks as well as casinos, under certain terms and conditions. Video lottery terminals are games of chance, similar to slot machines, in which the player pushes a button that causes a random set of numbers or characters to be displayed on a video screen. Depending on the display, the player may be awarded a ticket, which can be exchanged for cash or playing credit. There can be no assurance that similar legislation permitting video lottery terminals in dog and horse race tracks or other venues will not be considered in the future. For example, in January 1998, three gaming-related bills were proposed in the State of Colorado. The first of these bills would require that any proposed casino structure with gross square footage exceeding 60,000 square feet obtain the approval of the State Historical Society prior to construction. This bill was defeated in the Senate. Such legislation, or future legislation, if passed, could significantly delay or prevent the completion of our casino or require substantial size or design changes for our casino in order to conform to any conditions to approval by the State Historical Society or other similar regulatory agency. The second bill, which was the subject of an initial hearing in the Senate and is similar to the 1997 proposed legislation vetoed by the Governor, would provide for the installation of up to 500 video lottery terminals in each of the State's five horse and dog racing tracks. The Governor, to date, has consistently resisted an expansion of gaming through the device of video lottery terminals. The third bill, introduced to prevent the installation of video lottery terminals by specifically defining video lottery terminals as slot machines, was defeated in committee by the House of Representatives. Legislation permitting or requiring the installation of video lottery terminals at horse and dog racing tracks or elsewhere, or future initiatives, if passed, could significantly increase the competition for gaming customers, thereby adversely affecting business in the Black Hawk market, including the business of our casino. Additionally, there can be no assurance that there will be no legislation or future promulgation of regulations by the Colorado Gaming Commission that would impose additional restrictions, raise taxes, subject to constitutional limitations, impose prohibitions on, or assess increased device fees or impose additional fees with respect to our business. A new governor was elected in 1998 and has taken office. The new governor may approach limited gaming expansion differently than his predecessor. If he does so, it may have a material adverse effect on the Black Hawk market.

     In 1994, Colorado voters refused by a margin of 92% to 8% to permit limited gaming in Manitou Springs (located near Colorado Springs and Cripple Creek) and the placement of slot machines in airports. On November 5, 1996, Colorado voters defeated by a margin of 69% to 31% a proposal to allow gaming in the community of Trinidad, located on the Colorado-New Mexico border. There can be no assurance, however, that additional gaming will not be authorized. Additional gaming may have a material adverse effect on the Black Hawk market.

     Additionally, from time to time, certain federal legislators have proposed the imposition of a federal tax on gaming revenues. Any such tax could adversely affect on our financial condition or results of operations.

     New Gaming Legislation could result from the National Gambling Impact and Policy Commission Report. Federal legislation was enacted that established a National Gambling Impact and Policy Commission to study the economic impact of gambling on the United States, the individual states and Native American tribes. On April 28, 1999, the National Commission voted to recommend the expansion of gaming be curtailed. In June 1999, the National Commission issued a final report of its findings and conclusions, together with recommendations for legislative and administrative actions. Additional federal regulation may result from final report by the National Gambling Impact and Policy Commission. Any new federal or state legislation could have a material adverse effect on us.

     Environmental problems are possible and can be costly. Our casino is located in a 400-square mile area that has been designated by the United States Environmental Protection Agency as the Clear Creek/Central City National Priorities List Superfund Site under the Comprehensive Environmental Response, Compensation and Liability Act, as a result of hazardous substance contamination caused by historical mining activity in Black Hawk. This is a broad national priorities list site, within which the EPA has identified several priority areas of contamination from historical mining activities, including draining mines and mine dumps, for active investigation and/or remediation. To date, the EPA has not identified the casino site as being within a priority area nor has it identified contamination on or from the casino site to require remediation.

     We have been informed that the Superfund Division of the Colorado Department of Public Health and the Environment, working with the EPA, has sampled surface water in or near North Clear Creek near where a portion of the project site called Silver Gulch discharges surface water into North Clear Creek. We have been informed that based on the results of those samples, the EPA and the Colorado Superfund Division have expressed preliminary concern that soil and rock associated with historic mining operations in Silver Gulch may be a source of contamination to North Clear Creek. Even minor contamination could form a basis for the EPA or the Colorado Department of Public Health and the Environment to require owners and operators of properties which have been the source of contamination to investigate and remediate contamination on or from their property or to reimburse costs incurred by the government in connection with such remediation. The casino site could be among the properties suspected of being a source of contamination. If investigation or remediation of the casino site were required, the costs associated with investigation and remediation could have a material adverse effect upon our business.

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

     The mining related soil and rock which we have excavated and consolidated in Silver Gulch has been covered with a protective soil cap, and water flows onto the Gulch have been managed to attempt to eliminate or significantly reduce contact of water with the historic mining material already located in Silver Gulch and the consolidated material. The soil cap was covered with the general construction and excavation debris from the construction operations necessary to create the site for our casino. Water quality in Silver Gulch has significantly improved since the installation of the protective soil cap.

     We cannot assure you that we will not be subject to claims or requirements for contribution or remediation by private parties, the EPA or the Colorado Superfund Division relating to previous mining activities conducted at the casino site, to the disposal of excavated soil and rock from the casino site which has been consolidated at Silver Gulch, to other contaminated soil and rock that might be discovered during excavation or construction at the casino site or to surface water or groundwater contamination potentially connected with historic mining materials currently located on, or disposed on, the casino site. Moreover, governmental trustees acting under the Comprehensive Environmental Response, Compensation and Liability Act could make claims for damages to natural resources as a result of past mining activity at the casino site as well as existing conditions or construction activities. Further, conditions that are imposed in connection with regulatory approvals or permits could cause construction costs to increase due to costs of handling this excavated material.

     The rate of taxation on gaming profits may increase in the future. The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. Effective July 1, 1999, the Colorado Gaming Commission has set a gaming tax rate of .25% on adjusted gross gaming proceeds up to and including $2 million, 2% over $2 million up to and including $4 million, 4% over $4 million up to and including $5 million, 11% over $5 million up to and including $10 million, 16% over $10 million up to and including $15 million, and 20% over $15 million. These fees are set to pay the costs of ongoing regulation by the Division of Gaming. Black Hawk has imposed an annual device fee of $750 per gaming device and it revises the same from time to time. The Colorado Gaming Commission has eliminated its annual device fee for gaming machines. The Colorado Gaming Commission may revise the gaming tax or re-impose the state device fee at any time and has been conducting annual reviews to reconsider and reevaluate the gaming taxes on or about July 1st of each year. We cannot assure you that the tax rates applicable to our casino will not be increased in the future.

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

Item 2. Description of Property

Black Hawk, Colorado

     Black Hawk Casino by Hyatt owns the Black Hawk land, which comprises approximately 106 acres of land located at the intersection of Richman Street and Highway 119 in Black Hawk, Colorado. This tract of land is comprised of an approximately 5.7 acre parcel, on which our new Casino was constructed in 2001, includes 425,000 square feet of space. 57,000 square feet is currently used for gaming, parking for approximately 1450 vehicles, three restaurants including: the Hickory Grill Restaurant, a steak and seafood restaurant, the Kitchens of the World Action Buffet, a high quality action-station buffet and a food court featuring various quick service food offerings. A Wolf Gang Puck's Express restaurant opened in March, 2002. In addition, the Black Hawk Casino by Hyatt includes an indoor/outdoor plaza area featuring Starbucks coffee and a gift shop.

Golden, Colorado

     The Company leases approximately 2650 square feet of warehouse space in Golden, Colorado. This facility serves as a receiving warehouse for the casino. We have a four year lease at a monthly rate for the year 2002 of $2,098 plus annual expenses, with the rent escalating annually. The lease terminates on August 1, 2004.

Dallas, Texas

     We lease approximately 838 square feet on the fifth floor of Northcreek Place II, 12160 North Abrams Road, Dallas, Texas. This facility houses our executive offices, is leased from an unaffiliated third party at a base monthly rental of $1,326.83. The lease terminates on May 15, 2002 and will not be renewed.

Item 3. Legal Proceedings

     We are involved in certain legal proceedings, claims and litigation, including those described below. Further, we may become involved in other such proceedings in the future. The results of legal proceedings cannot be predicted with certainty. Except as otherwise indicated below, management does not believe that the Company has potential liability related to any current legal proceedings and claims that would have material adverse effect on our financial condition, liquidity or results of operations.

     On July 6, 2001, Paul, Hastings, Janofsky & Walker ("Paul Hastings"), a Los Angeles and New York Based law firm, which acted as issuers counsel for the Company in securing the $107,500,000 financing for the Company's casino project, filed suit in Los Angeles County court seeking damages of approximately $470,000 in legal fees and costs in connection with securing the financing. Paul Hastings claims it is owed this amount for legal services rendered, approximately one-half of which is an alleged bonus Paul Hastings claims is due as a result of the closing of the financing. The Company paid Paul Hastings a total of $800,000 in legal fees and costs. Paul Hastings originally agreed that legal fees would be in the amount of $500,000. The Company believes that it overpaid Paul Hastings. The Company has filed counterclaims asserting breach of contract, misrepresentation, and legal malpractice against Paul Hastings. The case has been set for trial in early October, 2002 and for a mediation on April 1, 2002. The Company intends to direct its efforts to a favorable settlement at mediation, should that prove unsuccessful, the Company intends to vigorously defend the claim and prosecute its counterclaims. Although the outcome of this litigation cannot be predicted, management does not believe that an adverse result would have a material adverse effect on our financial condition, liquidity or results of operations.

     On August 1, 2001, First Place LLC ("First Place") filed a lawsuit in the Gilpin County District Court against the Company asserting that it had an ownership interest in approximately 5,000 square feet of property upon which our casino is built and operating. First Place is seeking a declaratory judgment adjudicating the respective interests of it and the Company in this strip of property. The Company has referred the issue to its title insurance company, First American Title, which is defending and has agreed to indemnify the Company. The Company has a $33,500,000 owners title insurance policy with First American Title. The case is set for trial on June 18, 2002. Although the outcome of this litigation cannot be predicted, management does not believe that an adverse result would have a material adverse effect on our financial condition, liquidity or results of operations.

     On October 22, 2001, GF Gaming ("GF"), a gaming company operating a casino in Central City, Colorado filed an appeal with the Commission challenging the issuance of licenses to the Company and Hyatt Gaming on the grounds that the Colorado Gaming Commission failed to consider whether the casino facility met the historic architecture intent of the Colorado gaming laws. In December, 2001, the Colorado Gaming Commission dismissed the appeal based upon lack of standing and lack of jurisdiction. In February 2002, GF filed a notice of appeal to continue its challenge in the Colorado Court of Appeals. The Company intends to vigorously defend this appeal and believes that the appeal is defective on jurisdictional grounds, and believes that if the appeal proceeds, the Court of Appeals will uphold the Colorado Gaming Commission's ruling. An adverse decision would have a material adverse effect on our financial condition, liquidity and results of operations.

     PCL Construction Services, Inc. ("PCL") acted as the general contractor for the Company in the construction of the Black Hawk Casino by Hyatt project. The substantial completion date for the project was originally to have been October 29, 2001 and was subsequently amended by change order to November 15, 2001. In fact, construction of the casino was not at a point where the casino could open for business until December 20, 2001 and it is questionable whether "Substantial Completion," as defined by the construction contract, has occurred as of March 27, 2002. PCL has submitted a pay application to the Company seeking payment of what PCL believes to be a majority of the balance due on the contract - approximately $1,240,000 in the form of cost to complete and approximately $3,600,000 in retainage as of December 31, 2001. In addition to these amounts, the Company and PCL have disagreed over the scope and proper amount of certain additional change notices and change orders. The precise amount in dispute over change notices and change orders has not yet been quantified by the parties. On February 15, 2002, the Company wrote PCL a letter advising PCL that PCL's pay applications would not be processed until such time as PCL had completed the project, including all required punch list items, until there had been final resolution of any further issues relative to change orders and change notices, and until PCL and the Company had reached an agreement relative to the amount of the Company's set off and claims for project mismanagement and completion delay by PCL. PCL and five of PCL's subcontractors have sent the Company notice of intent to file liens, however, to the Company's knowledge, no liens have yet been recorded. We expect that other subcontractors will give notice of their intent to file liens and to file liens. PCL has not responded to the Company's February 15th letter. At this point, it appears possible the Company may be involved in legal action with PCL, PCL's subcontractors, and PCL's surety relative to the remaining amounts to be paid to PCL, punch lists and project completion issues, and setoffs and counterclaims which the Company has against PCL. Although the outcome of any litigation or dispute cannot be predicted at this time, management does not believe that an adverse result would have a material adverse effect on our financial condition, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted by us to a vote of our security holders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Market Information Our common stock has not been registered under the Securities Act of 1933, as amended, and there is no public trading market for our common stock. No dividends have been declared or paid on our common stock and we do not intend to pay a dividend on shares of our common stock in the future. In addition, the payment of cash dividends on our common stock is subject to any preferences which may be applicable to our series A and series B preferred stock and our ability to declare dividends on our common stock is restricted by the terms of the indenture under which the first mortgage notes were issued and by the terms of our series B preferred stock.

     Holders. As of March 26, 2002, there were 41 holders of record of our common stock.

     Dividends. No dividends have been declared or paid on our common stock and we do not intend to pay a dividend on shares of our common stock in the future. In addition, the payment of cash dividends on our common stock is subject to any preferences which may be applicable to our series A and series B preferred stock and our ability to declare dividends on our common stock is restricted by the terms of our series B preferred stock. In addition, the indenture governing our first mortgage notes limits our ability to pay dividends. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future. Further, there can be no assurance that our proposed operations will generate the funds needed to declare a cash dividend or that we will have legally available funds to pay dividends. In addition, we may fund part of our operations in the future from indebtedness, the terms of which may prohibit or restrict the payment of cash dividends. If a holder of common stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock. See
Item 1, "Description of Business--Gaming Licensing Matters and Alcohol."

Item 6. Management's Discussion and Analysis or Plan of Operation

Selected Financial Data

     The following selected historical financial information has been derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Plan of Operation included elsewhere in this Form 10-KSB.

                                                                                  For the period from
                                                                                     July 17, 1997
                                                                                  (Date of Inception)
                                               For the Year Ended December 31,          Through
                                         -----------------------------------------    December 31,
                                             2001           2000           1999           1998
                                             ----           ----           ----           ----
INCOME STATEMENT DATA
Net revenue                              $ 2,802,134           --             --             --
Operating income                             478,163    $      (170)   $  (435,900)   $  (522,275)
                                         -----------    -----------    -----------    -----------
Other income (expense):
Interest income                            1,978,602      3,810,304           --             --
Interest expense                          (5,839,058)    (8,834,934)      (240,500)      (609,321)
Start-up costs                            (4,522,740)      (317,146)          --             --
Write off previously capitalized costs          --             --             --       (3,027,589)
Change in valuation of warrants                 --          (12,536)          --             --
                                         -----------    -----------    -----------    -----------
Other expense, net                        (8,383,196)    (5,354,312)      (240,500)    (3,636.910)
                                         -----------    -----------    -----------    -----------
Net loss                                  (7,905,033)    (5,354,482)      (676,400)    (4,159,185)
Preferred stock dividends                   (551,254)      (417,322)          --             --
                                         -----------    -----------    -----------    -----------
Net loss attributable to
    Common stock                         $(8,456,287)   $(5,771,804)   $  (676,400)   $(4,159,185)
                                         ===========    ===========    ===========    ===========


     The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statements, including the notes thereto, and the other financial information included elsewhere in this Annual Report.

Overview

     The Company's project, the Black Hawk Casino by Hyatt (the "casino") opened on December 20, 2001. Prior to that time, the Company's activities were limited to the design, financing, construction and opening of the casino.

     On March 14, 2000, we completed the private placement financing transactions discussed below. Prior to that date, all development activities were conducted by the LLC and we had no significant assets or liabilities. On March 14, 2000, the LLC contributed all of its assets and liabilities to us. We are completing the development of the casino, and focus on the operation of the casino, which is managed by Hyatt Gaming Management, Inc.

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

o Libra Securities, LLC, (the successor to U.S. Bancorp Libra), as placement agent, received warrants that entitle the warrant holders to purchase, at $0.01 per share, common stock that will represent, in the aggregate, 4.67% of our fully diluted common stock then outstanding. These warrants have the same rights as the warrants attached to the first mortgage notes.

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

Results of Operations

     Prior to the opening of the casino on December 20, 2001 we were in the development stage. Prior to March 17, 2000 all costs were borne by Windsor Woodmont, LLC and such costs were reimbursed with proceeds of the first mortgage note offering and related transactions. Future operating results will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control. While we believe that our casino will be able to attract a sufficient number of patrons and achieve the level of activity and revenues necessary to permit us to meet our payment obligations, including those relating to the first mortgage notes, we cannot assure you that we will achieve these results.

For the Year Ended December 31, 2001 compared to the Year Ended December 31,
2000

     Our operating income is from the operations of our casino during the period December 20, 2001 through December 31, 2001. Our other expense, net consists of interest expense on our outstanding indebtedness, net of interest capitalized during construction, interest income on our restricted cash and short-term investments and start up costs.

     General and administrative expenses represents salaries and project development services which have not been capitalized to our casino project. We have capitalized salaries which, in management's opinion, are directly attributable to the development of our casino. Accordingly, the increase in general and administrative expenses from the year ended December 31, 2001 to the year ended December 31, 2000 is a result of the opening of our casino on December 20, 2001 and management's determination of the nature of the services being performed, resulting in substantially all salaries prior to the opening of the casino being capitalized in the year ended December 31, 2001.

     Interest income for the year ended December 31, 2001 compared to the year ended December 31, 2000 decreased as a function of (a) the amount of funds invested reduced to fund construction costs and (b) a reduction in the interest rate on invested funds during 2001 compared to 2000.

     Interest charges for the year ended December 31, 2001 totaled approximately $16.7 million, including $1.4 million in amortization of debt issuance costs. Of this total, $10.9 million was capitalized and $5.8 million was expensed. Interest charges for the year ended December 31, 2001 compared to the year ended December 31, 2000 increased as a result of the issuance of the FF&E loan and the Black Hawk Business Improvement District bonds, and the fact that the $100 million first mortgage notes and the $7.5 million second mortgage notes were outstanding for the entire year ended December 31, 2001.

     Start up costs are expensed as incurred. The increase in start up costs for the year ended December 31, 2001 compared to the year ended December 31, 2000 is attributable to start up costs being incurred for salaries, benefits, training, marketing, licensing and other costs in connection with the opening of the casino.

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


Liquidity and Capital Resources

     Following is a schedule of Total Contractual Cash Obligations and Other
Commercial Commitments as of December 31, 2001.

                                      Payments Due by Period
                                      ----------------------

Contractual Obligations      Total    Less than 1 year   1-3 years      4-5 years    After 5 years
-----------------------      -----    ----------------   ---------      ---------    -------------
Long-term Debt           $133,640,233   $  4,029,205   $117,731,027   $    284,272   $ 11,595,729
Operating Leases              621,376        185,295        391,137         44,944           --
Total Contractual Cash
Obligations              $134,261,609   $  4,214,500   $118,122,164   $    329,216   $ 11,595,729


                            Amount of Commitment Expiration per Period
                            ------------------------------------------

Other Commercial         Total Amounts  Less than 1      1-3 years      4-5 years     Over 5 years
Commitments                Committed        year
----------------         -------------  -----------      ---------      ---------     ------------
Standby Letters
of Credit                $  1,446,494   $  1,446,494           --             --             --


     During the year ended December 31, 2001, we completed a $20.8 million financing to purchase furniture, fixtures and equipment for our casino, and we completed a $3.0 million financing from the issuance of special improvement district bonds by the Black Hawk Business Improvement District.

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

     Substantially all of our assets are pledged as collateral for long-term debt. Among other things, the terms of our various loan agreements require our insurance be placed with carriers with an A. M. Best & Company rating of A or higher. Our property and liability coverages were negotiated with TIG Insurance Company, an A rated carrier prior to opening; however, a few days before the coverage was bound, TIG Insurance Company's A. M. Best rating was downgraded from A to B++. Due to the timing of the downgrade, coverage was bound with TIG, but we immediately began to replace the coverage with A rated carriers. As of March 22, 2002, we were in compliance with all debt covenants.

     We estimate that cash flow from operations and remaining proceeds from the financing will be sufficient to sustain our operations for an indefinite period of time. However, if the proceeds from those financings or cash flow from operations should prove to be inadequate, we are entitled under the indenture to issue up to $5.0 million of additional notes to The Ravich Revocable Trust of 1989, or its affiliates. We are also entitled under the indenture to issue up to $30.0 million of additional notes solely for the purpose of financing the construction of a hotel, parking structure and related facilities. Other than as stated above, we had no other sources of liquidity prior to commencing operations. Following the commencement of operations of our casino, we expect to fund our operating and capital needs from operating cash flows. We estimate that we will spend approximately $2,000,000 to complete the project during the fiscal year ended December 31, 2002. We expect to fund these expenditures from our existing cash reserves and cash flow from operations.

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

Significant Accounting Policies and Estimates

     We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment and self insurance reserves, the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to our Consolidated Financial Statements.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Effective as of May 31, 2000, we dismissed the accounting firm of PricewaterhouseCoopers LLP, as our principal independent accountant. The financial statements of the LLC at December 31, 1999, 1998 and 1997 and for each of the two years in the period ended December 31, 1999, the period from July 17, 1997 (inception) through December 31, 1997 and the period from July 17, 1997 (inception) through December 31, 1999 were prepared assuming that the company will continue as a going concern. During the last two fiscal years, there were not any disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Further, there were no events of the type listed in paragraphs (A) through (D) of Item 304(a)(v) of Regulation S-K that would require us to provide further information.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     This item has been omitted from this Annual Report and is incorporated by reference to Windsor Woodmont Black Hawk Resort Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Item 10. Executive Compensation

     This item has been omitted from this Annual Report and is incorporated by reference to Windsor Woodmont Black Hawk Resort Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     This item has been omitted from this Annual Report and is incorporated by reference to Windsor Woodmont Black Hawk Resort Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Item 12. Certain Relationships and Related Transactions

     This item has been omitted from this Annual Report and is incorporated by reference to Windsor Woodmont Black Hawk Resort Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Item 13. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     A list of the exhibits included as part of this Form 10-KSB is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by us during our fourth quarter ended December 31, 2001.

Signatures

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                                      (Registrant)


Date:  March 27, 2002                 By: /s/ Tim Rose
                                      ------------------------------------------
                                      Tim Rose, President and
                                      Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 27, 2002                 /s/ Irving C. Deal
                                      ------------------------------------------
                                      Irving C. Deal, Chairman of the Board


Date:  March 27, 2002                 /s/ Tim Rose
                                      ------------------------------------------
                                      Tim Rose, President and Chief Executive
                                      Officer (principal executive officer)


Date:  March 27, 2002                 /s/ Michael L. Armstrong
                                      ------------------------------------------
                                      Michael L. Armstrong, Executive Vice
                                      President, Chief Financial Officer,
                                      Treasurer and Assistant Secretary
                                      (principal financial officer)


Date:  March 27, 2002                 /s/ Donald J. Malouf
                                      ------------------------------------------
                                      Donald J. Malouf, Secretary and Director


Date:  March 27, 2002                 /s/ Jerry L. Dauderman
                                      ------------------------------------------
                                      Jerry L. Dauderman, Vice Chairman of the
                                      Board


Date:  March 27, 2002                 /s/ Jess Ravich
                                      ------------------------------------------
                                      Jess Ravich, Director


Date:  March 27, 2002                 /s/ Garry Saunders
                                      ------------------------------------------
                                      Garry Saunders, Director

                          INDEX TO FINANCIAL STATEMENTS




                                                                            Page
                                                                            ----



Audited Financial Statements of Windsor Woodmont Black Hawk Resort Corp.:
     Report of Independent Public Accountants.............................   F-2
     Consolidated Balance Sheets..........................................   F-3
     Consolidated Statements of Operations................................   F-4
     Consolidated Statements of Comprehensive Loss........................   F-5
     Consolidated Statements of Redeemable Preferred Stock
        and Stockholders' Equity..........................................   F-6
     Consolidated Statements of Cash Flows................................   F-7
     Notes to Consolidated Financial Statements...........................   F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Windsor Woodmont Black Hawk Resort Corp.:


     We have audited the accompanying consolidated balance sheets of Windsor Woodmont Black Hawk Resort Corp. (a Colorado corporation) (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, redeemable preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Woodmont Black Hawk Resort Corp. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP
Las Vegas, Nevada
March 15, 2002 (except with respect to the matter discussed in Note 4, as to which the date is March 22, 2002)


                                      WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                                            CONSOLIDATED BALANCE SHEETS
                                                                              December 31, 2001     December 31, 2000
                                                                              -----------------     -----------------
ASSETS
CURRENT ASSETS:
Cash                                                                            $   9,667,138         $     229,204
Cash and cash equivalents, restricted                                               5,012,476            30,122,220
Investments, restricted                                                             6,480,236            33,706,894
Accounts receivable                                                                   223,511
Inventories                                                                           282,745
Prepaid expenses                                                                      859,704
                                                                                -------------         -------------
Total current assets                                                               22,525,810            64,058,318

Property and Equipment, net                                                       124,599,615            54,026,582

OTHER ASSETS:
Investments, restricted                                                                                   2,708,333
Base stock inventories and uniforms, net of accumulated amortization                  279,062
Funds held in escrow and security deposits                                            235,151                50,000
Franchise Fees                                                                         40,000
Deferred financing costs, net of accumulated amortization
    of $2,475,409 and $1,043,710, respectively                                      5,252,182             5,881,114
                                                                                -------------         -------------

TOTAL ASSETS                                                                    $ 152,931,820         $ 126,724,347
                                                                                =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                                               $   4,029,205         $        --
Trade accounts payable and accrued expenses                                         1,684,980
Accounts payable related parties                                                    4,925,732
Construction accounts payable                                                       7,344,158             5,633,548
Accrued interest                                                                    3,976,906             4,769,712
Other current liabilities                                                             256,157
                                                                                -------------         -------------
Total current liabilities                                                          22,217,138            10,403,260

NON CURRENT LIABILITIES:
Long-term debt, less current portion                                              128,420,658           105,965,404
Warrants issued on common stock                                                     3,568,600             3,568,600
                                                                                -------------         -------------
Total non current liabilities                                                     131,989,258           109,534,004

REDEEMABLE PREFERRED STOCK:
Series A - 11% dividend, $100 redemption value, 29,000 shares outstanding           2,900,000             2,900,000
Series B - 7% dividend, $100 redemption value, 30,000 shares outstanding            1,754,637             1,684,670
Accrued dividends on preferred stock                                                  968,576               417,322
                                                                                -------------         -------------
Total redeemable preferred stock                                                    5,623,213             5,001,992

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value, 10,000,000 shares authorized,
    1,000,000 shares outstanding                                                       10,000                10,000
Additional paid in capital                                                         12,241,250            12,241,250
Accumulated deficit                                                               (19,209,132)          (10,752,845)
Other comprehensive income                                                             60,093               286,686
                                                                                -------------         -------------
Total stockholders' equity                                                         (6,897,789)            1,785,091
                                                                                -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 152,931,820         $ 126,724,347
                                                                                =============         =============


                                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                           For the Year Ended December 31,
                                      -----------------------------------------
                                         2001            2000           1999
                                      -----------    -----------    -----------
OPERATING REVENUES:
Casino                                $ 2,620,931    $      --      $      --
Food and beverage                         268,154
Other                                      42,054
                                      -----------    -----------    -----------
                                        2,931,139           --             --
Less: Promotional allowances             (129,005)
                                      -----------    -----------    -----------

Net operating revenues                  2,802,134           --             --
                                      -----------    -----------    -----------

OPERATING EXPENSES:
Casino                                  1,028,125
Food and beverage                         265,871
Other operating expenses                  290,681
General and administrative                360,417            170        435,900
Management fees                           132,247
Depreciation and amortization             246,630
                                      -----------    -----------    -----------

Total operating expenses                2,323,971            170        435,900
                                      -----------    -----------    -----------

Operating income/loss                     478,163           (170)      (435,900)

OTHER INCOME (EXPENSE):
Interest income                         1,978,602      3,810,304
Interest expense, net                  (5,839,058)    (8,834,934)      (240,500)
Start up costs                         (4,522,740)      (317,146)
Change in valuation of warrants                          (12,536)
                                      -----------    -----------    -----------
Other expense, net                     (8,383,196)    (5,354,312)      (240,500)
                                      -----------    -----------    -----------

Net loss                               (7,905,033)    (5,354,482)      (676,400)

Preferred stock dividends                 551,254        417,322
                                      -----------    -----------    -----------

Net loss attributable to
    common stock                      $(8,456,287)   $(5,771,804)   $  (676,400)
                                      ===========    ===========    ===========

Loss per share
    Basic                                  ($8.46)        ($7.21)      ($676.40)
    Diluted                                ($8.46)        ($7.21)      ($676.40)

Weighted Average Shares
    Basic                               1,000,000        800,200          1,000
    Diluted                             1,000,000        800,200          1,000



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                      WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS



                                                 For the Year Ended December 31,
                                            -----------------------------------------
                                                2001           2000           1999
                                            -----------    -----------    -----------

Net loss                                    $(7,905,033)   $(5,354,482)   $  (676,400)

Unrealized gain (loss) on securities held
    for sale                                   (226,593)       286,686
                                            -----------    -----------    -----------

Comprehensive loss                          $(8,131,626)   $(5,067,796)   $  (676,400)
                                            ===========    ===========    ===========






                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                  WINDSOR WOODMONT BLACK HAWK RESORT CORP.
               CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY


                                                        Redeemable
                                                     Preferred Stock                   Common Stock
                                                ----------------------------    ----------------------------
                                                   Shares          Amount          Shares          Amount
                                                ------------    ------------    ------------    ------------
Balance at December 31, 1998                                    $                      1,000    $         10
                                                ------------    ------------    ------------    ------------
Balance at December 31, 1999                                                           1,000              10

Issuance of common stock                                                             999,000           9,990
11% Series A preferred stock                          29,000       2,900,000
7% Series B preferred stock                           30,000       3,000,000
Warrants for common stock attached to
    Series B preferred stock                                      (1,315,330)
Preferred stock dividends                                            417,322
                                                ------------    ------------    ------------    ------------
Balance at December 31, 2000                          59,000       5,001,992       1,000,000          10,000

Amortization of value of warrants attached to
    Series B preferred stock                                          69,967
Preferred stock dividends                                            551,254
                                                ------------    ------------    ------------    ------------
Balance at December 31, 2001                          59,000    $  5,623,213       1,000,000    $     10,000
                                                ============    ============    ============    ============



                                                 Additional                        Other           Total
                                                  Paid In       Accumulated     Comprehensive   Stockholders'
                                                  Capital         Deficit          Income          Equity
                                                ------------    ------------    ------------    ------------
Balance at December 31, 1998                    $        990    $ (4,304,641)   $       --      $ (4,303,641)


Net loss                                                            (676,400)                       (676,400)
                                                ------------    ------------    ------------    ------------
Balance at December 31, 1999                             990      (4,981,041)                     (4,980,041)

Issuance of common stock                          12,240,260                                      12,250,250
Preferred stock dividends                                           (417,322)                       (417,322)
Net loss                                                          (5,354,482)                     (5,354,482)
Change in unrealized gain on investments
available for sale                                                                   286,686         286,686
                                                ------------    ------------    ------------    ------------
Balance at December 31, 2000                      12,241,250     (10,752,845)        286,686       1,785,091

Preferred stock dividends                                           (551,254)                       (551,254)
Net loss                                                          (7,905,033)                     (7,905,033)
Change in unrealized gain on investments
available for sale                                                                  (226,593)       (226,593)
                                                ------------    ------------    ------------    ------------
Balance at December 31, 2001                    $ 12,241,250    $(19,209,132)   $     60,093    $ (6,897,789)
                                                ============    ============    ============    ============


                               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the Year Ended December 31,
                                                                  -----------------------------------------------
                                                                       2001             2000             1999
                                                                  -------------    -------------    -------------
Cash flows used in operating activities
  Net Loss                                                        $  (7,905,033)   $  (5,354,482)   $    (676,400)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Depreciation and amortization                                       246,630
    Amortization of deferred financing costs                          1,431,699        1,043,710          280,051
    Amortization of debt discount                                       344,226
    Amortization of preferred stock issuance cost                        69,967
    Change in valuation of warrants                                                       12,536
  Changes in working capital:
    Accounts receivable                                                (223,511)
    Inventories                                                        (282,745)
    Prepaid expenses                                                   (859,704)
    Trade accounts payable and accrued expenses                       1,684,980
    Accounts payable related parties                                  4,925,732
    Accrued interest                                                  1,547,427        2,107,225        3,425,891
    Other current liabilities                                           256,157
                                                                  -------------    -------------    -------------
      Net cash (provided by/used in) operating activities             1,235,825       (2,191,011)       3,029,542
                                                                  -------------    -------------    -------------
Cash flows from investing activities:
  Decrease (increase) in funds held in escrow                          (185,151)       1,736,990
  Increase in base stock inventories and uniforms                      (284,344)
  Increase in franchise fees                                            (40,000)
  Increase in property and equipment                                (68,611,052)     (27,092,162)      (4,761,359)
  Decrease (increase) in cash and cash equivalents - restricted      25,109,744      (30,122,220)
  Decrease (increase) in investments - restricted                    29,708,398      (36,128,541)
  (Decrease) increase in construction accounts payable                 (492,719)      (5,339,871)       1,679,347
                                                                  -------------    -------------    -------------
      Net cash provided (used) in investment activities             (14,795,124)     (96,945,804)      (3,082,012)
                                                                  -------------    -------------    -------------
Cash flows from financing activities:
  Deferred offering costs incurred                                     (802,767)      (6,274,954)        (266,870)
  Proceeds from long-term debt                                       23,800,000      105,965,404          465,948
  Payment of long-term debt                                                           (9,339,506)         (12,836)
  Proceeds from preferred stock - Series B                                             1,684,670
  Proceeds from common stock issued for cash                                           4,010,250
  Proceeds from warrants issued for cash                                               3,173,064
                                                                  -------------    -------------    -------------
      Net cash provided by financing activities                      22,997,233       99,218,928          186,242
                                                                  -------------    -------------    -------------
Net change in cash and cash equivalents                               9,437,934           82,113          133,772
Cash and cash equivalents, beginning of period                          229,204          147,091           13,319
                                                                  -------------    -------------    -------------
Cash and cash equivalents, end of period                          $   9,667,138    $     229,204    $     147,091
                                                                  =============    =============    =============

Non Cash Items:
Land and construction in progress reductions
    due to payment settlements and interest forgiven                               $   3,887,221
Construction in progress due to retainage                         $  (2,203,329)   $  (1,642,060)
Deferred financing costs settled with warrants                                     $    (383,000)
Accrued interest forgiven                                                          $  (1,650,346)
Accounts payable settled for less than face value                                  $  (2,236,875)
Notes payable converted to common stock                                            $  (7,415,000)
Accounts payable settled with Series A preferred stock                             $  (2,900,000)
Accounts payable settled with common stock                                         $    (825,000)

Supplemental Cash Flow Information:
Interest Paid, net of amounts capitalized                         $   2,444,438    $   5,381,421


                                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     F-7

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.

                          NOTES TO FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

     Windsor Woodmont Black Hawk Resort Corp., a Colorado corporation (the "Company" or "Resort Corp.") was incorporated on January 9, 1998. Windsor Woodmont, LLC (the "LLC") was formed as a limited liability company, under the laws of the state of Colorado, on July 17, 1997. These companies were formed for the purpose of developing and operating an integrated limited stakes gaming casino, entertainment and parking facility in Black Hawk, Colorado (the "Project"), which opened December 20, 2001. Prior to December 20, 2001, the Company and the LLC were development stage enterprises.

     The Company was a wholly owned shell company subsidiary of the LLC with no significant assets, liabilities or operating activity. In connection with the Private Placement and other financing transactions described in Note 3, the LLC contributed all of its assets and liabilities to the Company in exchange for stock of the Company and the contribution has been accounted for as a recapitalization of entities under common control whereby the assets and liabilities are recorded at the historical cost basis of the LLC. The Company has substantially completed the Project, and is currently operating the Project, which is managed by Hyatt Gaming Management, Inc. ("Hyatt Gaming"). The LLC's ownership in the Company was subsequently reduced through the refinancing of the LLC's debt by conversion into the Company's common stock and the issuance of additional common stock for cash.

Summary of Significant Accounting Policies:

Cash and Cash Equivalents, Restricted

     The Company considers all highly liquid investments with a maturity at the time of purchase of six months or less to be cash equivalents. Amounts are held in several trust accounts by Wells Fargo Bank (as cash disbursement agent) and are restricted in use to the development of the Black Hawk Casino by Hyatt in Black Hawk, Colorado or for the 13% First Mortgage Notes interest payments. Included in restricted cash equivalents are two certificates of deposit in the amounts of $919,718 and $526,776 which are pledged as collateral on two irrevocable letters of credit in like amounts which constitute required collateral for public improvements under the Subdivision Agreement (see Note 6) and site remediation collateral for a bench excavation permit. The letter of credit in the amount of $919,718 expires April 30, 2002, and the letter of credit in the amount of $526,776 expires September 1, 2002.

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

     Management determines the appropriate classification of its investment securities at the time of purchase and reevaluates such determination at each balance sheet date. At December 31, 2001, and 2000, the short-term investments consisted of publicly traded corporate debt securities with a maturity date of 12 months or less, and were classified as investments available for sale. As investments available for sale, they are carried a market value, with unrealized holding gain or loss reported as a separate component of stockholders' equity.

     Amounts are held in several trust accounts by Wells Fargo Bank (as cash disbursement agent) and are restricted in use to the development of the Project or for the 13% First Mortgage Notes interest payments.

     As of December 31, 2001 and 2000, unrealized gains of $60,093 and $286,686, respectively, have been recognized in the accompanying financial statements. Income tax expense associated with those unrealized gains totaled $20,432 and $97,473 for the years ended December 31, 2001 and 2000, respectively. There were no unrealized gains or income taxes associated with such gains as of December 31, 1999.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.

                          NOTES TO FINANCIAL STATEMENTS


Inventory

     Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

Warrants Issued on Common Stock

     Warrants issued in connection with the Company's various financing transactions (see Note 3), contain a "put option" permitting the warrant holder to redeem the warrant for cash. The value of the warrants was provided by the Company's Placement Agent, U.S. Bancorp Libra. The warrants issued with the first mortgage notes and second mortgage notes were valued at $1.64 million and $160,000, respectively. The warrants issued with the series B preferred stock have been valued at $1.37 million. The value of warrants issued to the Placement Agent was $383,000. Due to the cash based put option features of the warrants, the total warrant value has been recorded as a liability in the accompanying consolidated balance sheet and recorded at fair value each reporting period. As of December 31, 2001 and 2000, a liability for the fair market value of the warrants of $3.57 million was recorded in the accompanying consolidated balance sheet and a corresponding expense of $12,536 was recorded in the accompanying consolidated statement of operations for the year ended December 31, 2000.

Construction in Progress

     Construction in progress includes all costs directly attributable to the Project and, in management's opinion, have continuing value to the Project. When previously capitalized costs are determined to have no further value to the Project, such costs are written off in the period in which the determination is made.

Capitalized Interest

     The Company capitalizes interest costs associated with the debt incurred in connection with the Project in accordance with Statements of Financial Accounting Standards No. 34 - "Capitalization of Interest Cost." Interest capitalization will cease once the Project is substantially complete or is no longer undergoing construction activities to prepare it for its intended use. During the years ended December 31, 2001, 2000 and 1999, $10,935,152, $4,248,787, $2,258,202 of interest expense was capitalized, respectively.

Funds Held in Escrow

     Funds held in escrow at December 31, 2000 represented cash held by the City of Black Hawk under various bond agreements associated with the construction of the Project. Funds held in escrow at December 31, 2001, represented the reserve funds held by the Black Hawk Business Improvement District and miscellaneous security deposits.

Income Taxes

     The Company accounts for Income Taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of an applicable valuation allowance, related to net operating loss carry-forwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that the realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Deferred Financing Costs

     Debt discount and issuance costs are capitalized and amortized using the effective interest rate method over the term of the related debt.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.

                          NOTES TO FINANCIAL STATEMENTS


Base Stock Inventories and Uniforms

     Initial purchases of china, glassware, linens and uniforms are capitalized. The cost of uniforms are amortized down to 25% net book value over a period of one year. The cost of glassware, china, silver, etc. are amortized down to 50% of net book value over a period of one year. Replacements will be expensed as incurred, unless such replacements represent a major renovation, in which case the original cost will be written off and the new purchases will be treated as an initial purchase.

Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, and related revenues and expenses. Actual results could differ from those estimates.

Loss Per Share

     Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during the period. Diluted loss per share is based on the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options. Common stock equivalents for the years ended December 31, 2001 and 2000 were excluded from the diluted loss per share calculation because their effects would have been anti-dilutive.

Start-up Costs

     Effective January 1, 1999, Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", addressed the manner in which the Company accounts for start-up costs. Start-up costs incurred after January 1, 1999, have been expensed as incurred. Start-up costs consist of salaries, benefits, training, marketing, licensing and other costs incurred in connection with the opening of the Project. During the fiscal year December 31, 2001, 2000 and 1999, the Company incurred start-up costs of approximately $4.5 million, $0.3 million and $0, respectively.

Players Club

     In February 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued a partial consensus on EITF 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." The consensus requires that vendors recognize the cash rebate or refund obligation associated with time or volume-based cash rebates as a reduction of revenue based on a systematic and rational allocation of the cost of honoring rebates or refunds earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate or refund. The liability for such obligations should be based on the estimated amount of rebates or refunds to be ultimately earned, including an estimate of breakage if it can be reasonably estimated.

     The Company's players' club allows customers to earn certain complimentary products and/or cash based on the volume of the customers' gaming activity. The Company has recorded a liability for the estimated cost of the products and/or cash to be earned by customers. In accordance with EITF 00-22, the Company has recorded the charge for progress towards the complimentary services/cash rebates as a reduction of revenues, which totaled $81,812 for the year ended December 31, 2001.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.

                          NOTES TO FINANCIAL STATEMENTS


Promotional Allowances

     Casino promotional allowances consist principally of the retail value of complimentary food and beverages. The costs of providing such complimentary services are classified as casino expenses, and which totaled $103,685 for the year ended December 31, 2001.

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

Reclassifications

     Certain amounts in the December 31, 2000 and 1999 financial statements have been reclassified to conform with the current year presentation.

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                          December 31,
                                                    2001               2000
                                                    ----               ----
Property and equipment
    Land and land improvements                  $  17,915,989      $  18,130,841
    Buildings and improvements                     86,619,705
    Furniture, fixtures and equipment              20,305,269
    Construction in progress                                          35,895,741
                                                -------------      -------------
                                                  124,840,963         54,026,582
    Less: accumulated depreciation and
          amortization                               (241,348)              --
                                                -------------      -------------
    Net property and equipment                  $ 124,599,615      $  54,026,582
                                                =============      =============


     Property and equipment is recorded at cost. Depreciation and amortization of property and equipment began accumulating upon the commencement of gaming operations (December 20, 2001) and is computed using the straight-line method over the following estimated useful lives:

                                                        Years
                                                        -----
     Slot machines                                          3
     Furniture, fixtures and equipment                   5-10
     Buildings and improvements                         15-39


3. PRIVATE PLACEMENT

     On March 14, 2000, the Company successfully completed the issuance of $100 million in first mortgage notes in a Private Placement (the "Private Placement Notes") which are senior secured obligations collateralized by substantially all of the Company's assets. The Private Placement Notes bear interest at 13% per annum, are payable semi-annually, mature in 2005 and contain numerous covenants, including limitations on the payment of dividends on common stock, the incurrence of additional indebtedness and the issuance of additional preferred stock. The Private Placement Notes also have warrants attached that will entitle the holders to purchase, at $0.01 per share, common stock of the Company that represent, in the aggregate, 20% of the fully diluted common stock of the

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.

                          NOTES TO FINANCIAL STATEMENTS


Company. The warrants were valued at $1,640,000, are immediately exercisable and expire in 10 years. Holders of the warrants have the right to put the warrants to the Company for cash at any time after both (1) the date on which the notes issued in the Private Placement are paid in full, whether at maturity or pursuant to redemption or repurchase, and (2) the date on which the second mortgage notes issued to Hyatt Gaming are paid in full, whether at maturity or pursuant to redemption or repurchase. The price the Company will pay per warrant will be based on a fully diluted, per share total enterprise value for the Company equal to (1)(a) 6.0 multiplied by earnings before interest, taxes, depreciation, and amortization in each case of the four fiscal quarters immediately preceding such purchase for which internal financial statements are available, minus (b) funded debt minus (c) the liquidation preference value of any outstanding preferred stock, plus (d) the cash to be received upon the exercise of any warrants, options or convertible securities having an exercise price less than the fair value of such common stock, divided by (2) the number of shares of common stock outstanding on a fully diluted basis. The holders of the warrants also have certain tag along and drag along rights, as defined. Net proceeds from the Private Placement, after offering expenses, was approximately $94.8 million. The net proceeds were used to continue to fund the development of the project and satisfy notes payable.

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

     o As described above, the Company issued (a) $2.9 million of its 11% mandatorily redeemable series A preferred stock in satisfaction of certain accrued salaries and other project development costs ($1.7 million) and accounts payable ($1.2 million);

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

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.

                          NOTES TO FINANCIAL STATEMENTS


     o The Company obtained approximately $7.5 million in proceeds from the issuance of second mortgage notes and warrants to Hyatt Gaming. The warrants attached to the Hyatt Gaming second mortgage notes were assigned a value of $160,000 and entitles the warrant holders to purchase, at $0.01 per share, common stock of the Company that represent, in the aggregate, 1.98% of the fully diluted common stock of the Company. These warrants have the same rights as the warrants issued in the Private Placement;

     o U.S. Bancorp Libra, as placement agent, received warrants with a value of $383,000 that entitle the warrant holders to purchase, at $0.01 per share, common stock of the Company that represent, in the aggregate, 4.67% of the fully diluted common stock of the Company. These warrants have the same rights as the warrants issued in the Private Placement.

The value assigned to the warrants issued in the Private Placement and other financing transactions described above were determined by the placement agent.

4. NOTES PAYABLE

     Notes payable consisted of the following at December 31, 2001 and 2000:


                                                                         Principal Balance
                                                                          at December 31,
                                                                   ---------------------------
                                                                        2001          2000
                                                                   ------------   ------------
13% First Mortgage Notes , net of discount, due March 15, 2005     $ 98,943,164     98,615,089
15.5% Second Mortgage Notes, net of discount, due March 15, 2010      9,706,699      7,350,315
FF&E Note, interest at prime + 6.75% (11.5% at Dec. 31, 2001)        20,800,000           --
Black Hawk Business Improvement Bonds, $975,000 at 6% interest, due December 1, 2005 + $2,025,000 at 6.75% interest,
    due December 1, 2011                                              3,000,000           --
                                                                   ------------   ------------
                                                                   $132,449,863   $105,965,404
 Less current maturities                                              4,029,205           --
                                                                   ------------   ------------
 Long-term debt                                                    $128,420,658   $105,965,404
                                                                   ============   ============


     On March 14, 2000 the Company issued first mortgage notes with a face amount of $100 million, and with a $1.64 million discount related to the assignment of value to the warrants attached thereto. Simultaneously, the Company issued second mortgage notes with a face amount of $7.5 million, and with a $0.16 million discount related to the assignment of value to the warrants attached thereto. The terms of the second mortgage notes stipulated that prior to Project opening, interest would be accrued and would be added to principal upon the opening of the Project. Accordingly, $2,340,233 in accrued interest at December 20, 2001 (the Project opening date) was added to the second mortgage note principal balance.

     On October 2, 2001, the Company entered into a loan agreement with Wells Fargo Bank, as the administrative and collateral agent for the Lenders, to provide a $20,800,000 credit facility to acquire furniture, fixtures and equipment for the Project. This loan was fully funded at December 31, 2001.

     In December 2001, the Company obtained proceeds from a municipal bond issue by the Black Hawk Business Improvement District. The bonds are in the form of a $975,000 issue bearing 6% interest and due December 1, 2005 and a $2,025,000 issue bearing 6.75% interest and due December 1, 2011. These bonds are the obligations of the Black Hawk Business Improvement District, and are payable from property tax assessments levied on the Project. The Black Hawk Business Improvement District has notified the Company that it will assess the Project

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.

                          NOTES TO FINANCIAL STATEMENTS


twenty semi-annual payments of $211,083, which was arrived at by amortizing the $3,000,000 at 7% over twenty semi-annual equal payments. The difference in the interest rate used for the assessment and the interest rate on the bonds is designed to cover estimated administrative costs of the Black Hawk Business Improvement District related to this bond issue. The Company has accounted for the proceeds from this bond offering in accordance with the provisions of EITF (Emerging Issues Task Force) Issue 91-10: Accounting for Special Assessments and Tax Increment Financing Entities, and has recorded an obligation for the total tax assessment. The Company has capitalized the cost of the improvements involved.

     Substantially all of the Company's assets are pledged as collateral for long-term debt. Among other things, the terms of our various loan agreements require the Company's insurance be placed with carriers with an A. M. Best & Company rating of A or higher. The Company's property and liability coverages were negotiated with TIG Insurance Company, an A rated carrier prior to opening; however, a few days before the coverage was bound, TIG Insurance Company's A. M. Best rating was downgraded from A to B++. Due to the timing of the downgrade, coverage was bound with TIG, but the Company immediately began to replace the coverage with A rated carriers. As of March 22, 2002, the Company was in compliance with all debt covenants.

     The aggregate principal payments due on total long-term debt over the next five years and thereafter are as follows:

                    For the year ending December 31,
           -----------------------------------------------------
           2002                                    $   4,029,205
           2003                                        7,251,258
           2004                                        9,434,394
           2005                                      101,045,375
           2006                                          284,272
           Thereafter                                 11,595,729
                                                   -------------
                                                   $ 133,640,233
                                                   =============

5. STOCKHOLDERS' EQUITY

     The Company was a wholly owned shell company subsidiary of the LLC with no significant assets, liabilities or operating activity as of December 31, 1999. At December 31, 1999, the LLC was owned 50% by DPR 1992 Trust, 25% by Normandy, Inc, and 25%, by Patricia Deal. Irving C. Deal, the current sole manager of the LLC, is also the Chief Executive Officer of Normandy, Inc. and the husband of Patricia Deal. Mr. Deal is also Chairman of the Board of Directors of the Company.

     In connection with the LLC's contribution of all its assets and liabilities to the Company described in Note 3, the Members of the LLC agreed to a disproportionate distribution of shares whereby the DPR 1992 Trust received 27,500 shares in excess of its membership interest. No costs related to this transaction are reflected in these financial statements.

6. COMMITMENTS AND CONTINGENCIES

Gaming Regulation Licensing

     The Company's ability to conduct gaming operations in the State of Colorado is subject to the licensability and qualifications of the Company and its common stockholders. The Company received the required gaming licenses on September 20, 2001. Additionally, upon receipt of a gaming license, such licensing and qualifications will be reviewed periodically by the gaming authorities in Colorado and there are no guarantees such licenses will be renewed.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.

                          NOTES TO FINANCIAL STATEMENTS


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

Subdivision Agreement

     The LLC entered into a subdivision agreement with the City of Black Hawk, which has been assigned to the Company whereby the Company is required to dedicate an additional right-of-way for Richman Street, and to make certain improvements to Richman Street and to the portion of Highway 119 that abuts the Project's property. Upon completion of the improvements, the Company will convey title to the improvements to the City of Black Hawk, free and clear of all liens or encumbrances, including those under the indenture governing the first mortgage notes. These conditions were met by the Company prior to the opening of the Project's operations on December 20, 2001.

Success Fee

     The Company has agreed to pay Daniel P. Robinowitz, the Company's former Chairman of the Board, President and Chief Executive Officer of the Company, a "success fee" of up to $800,000. The success fee will be earned when construction of the Project is complete and the casino is open, and will only be paid if funds, as defined, are available. While the Project opened on December 20, 2001, final completion of construction has not occurred, and the availability of funds for this success fee is not assured. Accordingly, no costs have been accrued under this agreement as of December 31, 2001.

Construction Agreement

     The LLC entered into a construction agreement with PCL Construction Services, Inc. ("PCL"), which has been assigned to the Company whereby PCL will build the Project. Subject to certain conditions, PCL has guaranteed that the cost of the Project will not exceed $44.41 million. Costs in the amount of approximately $43.17 million have been incurred under this contract as of December 31, 2001.

Legal Proceedings

     The Company is involved in certain legal proceedings, claims and litigation, including those described below. The results of legal proceedings cannot be predicted with certainty. Except as otherwise indicated below, management does not believe that the Company has potential liability related to any current legal proceedings and claims that would have material adverse effect on the Company's financial condition, liquidity or results of operations.

     On July 6, 2001, Paul, Hastings, Janofsky & Walker ("Paul Hastings"), a Los Angeles and New York Based law firm, which acted as issuers counsel for the Company in securing the $107,500,000 financing for the Company's casino project, filed suit in Los Angeles County court seeking damages of approximately $470,000 in legal fees and costs in connection with securing the financing. Paul Hastings claims it is owed this amount for legal services rendered, approximately one-half of which is an alleged bonus Paul Hastings claims is due as a result of the closing of the financing. The Company paid Paul Hastings a total of $800,000 in legal fees and costs. Paul Hastings originally agreed that legal fees would be in the amount of $500,000. The Company believes that it overpaid Paul Hastings. The Company has filed counterclaims asserting breach of contract, misrepresentation, and legal malpractice against Paul Hastings. The case has been set for trial in early October, 2002 and for a mediation on April 1, 2002. The Company intends to direct its efforts to a favorable settlement at mediation, should that prove unsuccessful, the Company intends to vigorously defend the claim and prosecute its counterclaims. Although the outcome of this litigation cannot be predicted, management does not believe that an adverse result would have a material adverse effect on the Company's financial condition, liquidity or results of operations.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.

                          NOTES TO FINANCIAL STATEMENTS


     On August 1, 2001, First Place LLC ("First Place") filed a lawsuit in the Gilpin County District Court against the Company asserting that it had an ownership interest in approximately 5,000 square feet of property upon which our casino is built and operating. First Place is seeking a declaratory judgment adjudicating the respective interests of it and the Company in this strip of property. The Company has referred the issue to its title insurance company, First American Title, which is defending and has agreed to indemnify the Company. The Company has a $33,500,000 owners title insurance policy with First American Title. The case is set for trial on June 18, 2002. Although the outcome of this litigation cannot be predicted, management does not believe that an adverse result would have a material adverse effect on the Company's financial condition, liquidity or results of operations.

     On October 22, 2001, GF Gaming ("GF"), a gaming company operating a casino in Central City, Colorado filed an appeal with the Commission challenging the issuance of licenses to the Company and Hyatt Gaming on the grounds that the Colorado Gaming Commission failed to consider whether the casino facility met the historic architecture intent of the Colorado gaming laws. In December, 2001, the Colorado Gaming Commission dismissed the appeal based upon lack of standing and lack of jurisdiction. In February 2002, GF filed a notice of appeal to continue its challenge in the Colorado Court of Appeals. The Company intends to vigorously defend this appeal and believes that the appeal is defective on jurisdictional grounds, and believes that if the appeal proceeds, the Court of Appeals will uphold the Colorado Gaming Commission's ruling. An adverse decision would have a material adverse effect on the Company's financial condition, liquidity and results of operations.

     PCL Construction Services, Inc. ("PCL") acted as the general contractor for the Company in the construction of the Black Hawk Casino by Hyatt project. The substantial completion date for the project was originally scheduled to have been October 29, 2001 and was subsequently amended by change order to November 15, 2001. In fact, construction of the casino was not at a point where the casino could open for business until December 20, 2001 and it is questionable whether "Substantial Completion," as defined by the construction contract, has occurred as of March 27, 2002. PCL has submitted a pay application to the Company seeking payment of what PCL believes to be a majority of the balance due on the contract - approximately $1,240,000 in the form of cost to complete and approximately $3,600,000 in retainage as of December 31, 2001. In addition to these amounts, the Company and PCL have disagreed over the scope and proper amount of certain additional change notices and change orders. The precise amount in dispute over change notices and change orders has not yet been quantified by the parties. On February 15, 2002, the Company wrote PCL a letter advising PCL that PCL's pay applications would not be processed until such time as PCL had completed the project, including all required punch list items, until there had been final resolution of any further issues relative to change orders and change notices, and until PCL and the Company had reached an agreement relative to the amount of the Company's set off and claims for project mismanagement and completion delay by PCL. PCL and five of PCL's subcontractors have sent the Company notice of intent to file liens, however, to the Company's knowledge, no liens have yet been recorded. We expect that other subcontractors will give notice of their intent to file liens and to file liens. PCL has not responded to the Company's February 15th letter. At this point, it appears possible the Company may be involved in legal action with PCL, PCL's subcontractors, and PCL's surety relative to the remaining amounts to be paid to PCL, punch lists and project completion issues, and setoffs and counterclaims which the Company has against PCL. Although the outcome of any litigation or dispute cannot be predicted at this time, management does not believe that an adverse result would have a material adverse effect on the Company's financial condition, liquidity or results of operations.

Environmental Issues

     The Project is located in a 400-square mile area that has been designated by the United States Environmental Protection Agency ("EPA") as the Clear Creek/Central City National Priorities List Superfund Site under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as a result of hazardous substance contamination caused by historical mining activity in Black Hawk. This is a broad national priorities list site, within which the EPA has identified several priority areas of contamination from historical mining activities, including draining mines and mine dumps, for active investigation and/or remediation. To date, the EPA has not identified the Project site as being within a priority area nor has it identified contamination on or from the Project site to require remediation.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.

                          NOTES TO FINANCIAL STATEMENTS


     The Company has been informed that the Superfund Division of the Colorado Department of Public Health and the Environment ("CDPHE"), working with the EPA, has sampled surface water in or near North Clear Creek near where a portion of the Project site called Silver Gulch discharges surface water into North Clear Creek. The Company has been informed that based on the results of those samples, the EPA and the Colorado Superfund Division have expressed preliminary concern that soil and rock associated with historic mining operations in Silver Gulch may be a source of contamination to North Clear Creek. Even minor contamination could form a basis for the EPA or CDPHE to require owners and operators of properties which have been the source of contamination to investigate and remediate contamination on or from their property or to reimburse costs incurred by the government in connection with such remediation. The Project site could be among properties suspected of being a source of contamination. If investigation or remediation of the Project site were required, the Company could incur substantial expense.

Lease Commitments

     Minimum rental obligations under all non-cancelable operating leases with terms of one year or more as of December 31, 2001 are as follows:

                      For the year ending December 31,
           -----------------------------------------------------
           2002                                       $  185,295
           2003                                          167,244
           2004                                          149,277
           2005                                           74,616
           2006                                           44,944
           Thereafter                                       --
                                                      ----------
                                                      $  621,376
                                                      ==========

7. INCOME TAXES

     The income tax benefit associated with the Company's net loss for the year ended December 31, 2001 and 2000 differs from the amount computed at the federal income tax statutory rate as a result of the following:

                                            2001           2000
                                            ----           ----
             Amount at statutory rate   $(2,687,711)   $(1,820,524)
             Valuation allowance          2,687,711      1,820,524
                                        -----------    -----------
             Total Provision            $      --      $      --
                                        ===========    ===========

     The components of the deferred taxes at December 31, 2001 and 2000 consisted of the following:

      Deferred tax assets/(liabilities):            2001           2000
    ----------------------------------------        ----           ----
    Net operating loss                          $ 4,772,847    $ 3,352,531
    Start-up costs                                1,742,776        107,830
    Depreciation                                   (355,489)          --
    Accruals and other                               40,728           --
    Warrant valuation                                 4,262          4,262
                                                -----------    -----------
    Net deferred tax asset                      $ 6,205,124    $ 3,464,623
    Valuation Allowance                          (6,205,124)    (3,464,623)
                                                -----------    -----------
        Net deferred tax assets/(liabilities)   $      --      $      --
                                                ===========    ===========


     As discussed in Note 1, prior to the Private Placement, the operations of the Company were associated with the LLC, which was a nontaxable entity. Consistent with SFAS 109, deferred tax assets and a corresponding valuation allowance of $ 1.6 million were recorded at the date the LLC contributed all of its assets and liabilities to the Company.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.

                          NOTES TO FINANCIAL STATEMENTS


     At December 31, 2001, the Company had a net operating loss of $14.3 million, which expires $4.4 million in 2021 and $9.9 million in 2020.

     At December 31, 2001, the Company believes that it is not more likely than not that any of its deferred tax assets are realizable because of the absence of accurate future projected taxable income. Accordingly, all deferred tax assets are fully reserved as of December 31, 2001.

8. RELATED PARTY TRANSACTIONS

     One of the Company's directors, Jess Ravich, is the former Chairman and Chief Executive Officer of U.S. Bancorp Libra, the placement agent for the Company's unit offering. During the year ended December 31, 2000, in conjunction with the initial unit offering, the Company paid U.S. Bancorp Libra a placement fee in the amount of $3,500,000 and warrants to purchase 80,031 shares of the Company's common stock at $0.01 per share, exercisable until March 15, 2010.

     The Company had a financial consulting arrangement with one of its former directors, Craig Sullivan. During the year ended December 31, 2001, Mr. Sullivan earned $208,000 for services related to the FF&E loan from Wells Fargo Bank and provided $40,000 in additional services. During the year ended December 31, 2000, he was paid $200,000 for services related to the initial unit offering and has provided $83,785 in additional services. Accounts payable related parties includes $208,000 payable to Mr. Sullivan at December 31, 2001.

     Mr. Donald Malouf, the Company's Secretary and director provides legal and professional services to the Company. During the year ended December 31, 2001, he provided $63,496 in legal services. During the year ended December 31, 2000, he provided $47,250 in services related to the initial unit offering and $20,091 in additional services. Accounts payable related parties includes $977 payable to this director at December 31, 2001.

     Hyatt Gaming, the manager of the Project, incurred start-up costs on behalf of the Project, representing the cost of salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Project. During the years ending December 31, 2001 and 2000, Hyatt Gaming incurred start-up costs totaling $4,333,178 and $166,822, respectively. Accounts payable related parties includes $3,537,403 at December 31, 2001 due to Hyatt for start-up costs. Accounts payable related parties includes an additional $1,179,352 due to Hyatt Gaming for payroll, benefits and other operating costs incurred on behalf of the Project after opening and through December 31, 2001.

9. STOCK INCENTIVE PLAN

     On April 14, 2000, the Company's board of directors approved the 2000 Stock Incentive Plan, which provides for the grant of options to purchase an aggregate of not more than 150,000 shares of the Company's common stock. The purpose of the plan is to promote the Company's long-term growth and profitability by providing key people with incentives to improve stockholder value and contribute to the Company's growth and financial success and by enabling the Company to attract, retain and reward the best-available persons. The plan was approved by the shareholders in August, 2000.

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

                          NOTES TO FINANCIAL STATEMENTS


     The plan will be administered by the board of directors or by a committee appointed by the board of directors which determines the persons to be granted options under the plan, the number of shares subject to each option, the exercise price of each option and the option period.

     A summary of stock option activity and weighted average exercise prices follows:

                                                                     Weighted
                                                                     Average
                                                       Number        Exercise
                                                     Of Shares        Price
                                                     ---------       -------
     Balance December 31, 1999                           --            --
     Granted at market price                          108,000        $ 16.50
     Exercised                                           --            --
     Forfeited                                           --            --
                                                      -------        -------
     Balance December 31, 2000                        108,000        $ 16.50
     Granted at market price                           25,000        $ 25.00
     Exercised                                           --            --
     Forfeited                                           --            --
                                                      -------        -------
     Balance December 31, 2001                        133,000        $ 18.10
                                                      =======        =======


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


                                                       December 31,
                                                 2001               2000
     Net Loss                                    ----               ----
     As reported                              $8,456,287         $5,771,804
     Pro forma                                $8,740,747         $6,009,306

     Loss per share
     Basic and diluted                        $     8.74         $     7.51


     The maximum term of the options is ten years, the number of vested options at December 31, 2001, was 85,250, and the weighted average of vested options at December 31, 2001, was $17.12 per share. The weighted average fair value and remaining contract life of options granted was $18.10 and $16.50 and 8.6 years and 9.3 years, respectively, for the fiscal year ending December 31, 2001 and 2000. As the Company's stock is not publicly traded, the fair value of each option was estimated on the grant date using the minimum value method (which excludes a volatility assumption), with the following assumptions:

                                                      December 31,
                                                  2001           2000
                                                  ----           ----
      Risk-free interest rate                     5.21%          6.21%
      Expected life in years                    10 years       10 years
      Dividend yield                               0.0%           0.0%

                                  EXHIBIT INDEX


Exhibit
  No.                       Description
-------                     -----------

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

99.1        Arthur Anderson LLP Certification Letter

------------------------

(1) Filed as an exhibit to Windsor Woodmont Black Hawk Resort Corp.'s Registration Statement on Form S-4 filed July 12, 2000, as amended (File No. 333-41292), and incorporated herein by reference.