Form 10-Q
period 2002-03-31
WINDSOR WOODMONT BLACK HAWK RESORT CORP
filed 2002-05-15
CIK 1119040

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       or

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


                   111 Richman St., Black Hawk, Colorado 80422
               (Address of principal executive offices) (Zip Code)

                                  (303)582-3600
              (Registrant's telephone number, including area code)

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

Part I - FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets, March 31, 2002
                  (unaudited) and December 31, 2001                                                                2
                  Condensed Consolidated Statements of Operations for the three months ended
                      March 31, 2002 and 2001 (unaudited)                                                          3
                  Condensed Consolidated Statement of Comprehensive Loss for the three months
                      ended March 31, 2002 and 2001 (unaudited)                                                    4
                  Condensed Consolidated Statements of Redeemable Preferred Stock and Stockholders'
                      Equity for the period from December 31, 1998 through March 31, 2002 (unaudited)              5
                  Condensed Consolidated Statements of Cash Flows for the three months ended
                      March 31, 2002 and 2001  (unaudited)                                                         6
                  Notes to Condensed Consolidated Financial Statements                                           7 - 10

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                 11 - 13

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                             14 - 15

         Item 2.  Changes in Securities and Use of Proceeds                                                        15

         Item 3.  Defaults Upon Senior Securities                                                                  15

         Item 4.  Submission of Matters to a Vote of Security Holders                                              15

         Item 5.  Other Information                                                                                15

         Item 6.  Exhibits and Reports on Form 8-K                                                                 15

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                                                     March 31, 2002     December 31, 2001
                                                                                     --------------     -----------------

     ASSETS
     CURRENT ASSETS:
     Cash                                                                            $    9,665,965      $    9,667,138
     Cash and cash equivalents, restricted                                                2,333,663           5,012,476
     Short-term investments, restricted                                                          --           6,480,236
     Accounts receivable                                                                    225,089             223,511
     Inventories                                                                            318,870             282,745
     Prepaid expenses                                                                     1,199,199             859,704
     Other current assets                                                                    18,592
                                                                                     --------------      --------------

     Total current assets                                                                13,761,378          22,525,810

     Property and Equipment, net                                                        124,302,335         124,599,615

     OTHER ASSETS:
     Base stock inventories/uniforms, net of accumulated amortization                       236,567             279,062
     Funds held in escrow and security deposits                                             237,750             235,151
     Franchise Fees                                                                          40,000              40,000
     Deferred financing costs, net of accumulated amortization
         of $2,475,409 and $2,889,414, respectively                                       4,988,177           5,252,182
                                                                                     --------------      --------------

     TOTAL ASSETS                                                                    $  143,566,207      $  152,931,820
                                                                                     ==============      ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
     Current portion of long-term debt                                               $    4,895,873      $    4,029,205
     Trade accounts payable and accrued expenses                                          3,897,046           1,684,980
     Accounts payable related parties                                                     1,996,663           4,925,732
     Construction accounts payable                                                        6,316,629           7,344,158
     Accrued interest                                                                       819,909           3,976,906
     Other current liabilities                                                            1,231,309             256,157
                                                                                     --------------      --------------
     Total current liabilities                                                           19,157,429          22,217,138

     NON CURRENT LIABILITIES
     Long-term debt, less current portion                                               126,946,618         128,420,658
     Warrants issued on common stock                                                      3,568,600           3,568,600
                                                                                     --------------      --------------
     Total non current liabilities                                                      130,515,218         131,989,258

     REDEEMABLE PREFERRED STOCK
     Series A - 11% dividend, $100 redemption value, 29,000 shares outstanding            2,900,000           2,900,000
     Series B - 7% dividend, $100 redemption value, 30,000 shares outstanding             1,772,541           1,754,637
     Accrued dividends on preferred stock                                                 1,106,975             968,576
                                                                                     --------------      --------------
     Total redeemable preferred stock                                                     5,779,516           5,623,213

     Commitments and contingencies

     STOCKHOLDERS' EQUITY
     Common stock, $0.01 par value, 10,000,000 shares authorized,
         1,000,000 shares outstanding                                                        10,000              10,000
     Additional paid in capital                                                          12,241,250          12,241,250
     Accumulated Deficit                                                                (24,137,206)        (19,209,132)
     Other comprehensive income                                                                  --              60,093
                                                                                     --------------      --------------
     Total stockholders' equity                                                         (11,885,956)         (6,897,789)
                                                                                     --------------      --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  143,566,207      $  152,931,820
                                                                                     ==============      ==============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For the Three Months Ended
                                                         March 31,
                                             ----------------------------------
                                                  2002                2001
                                             --------------      --------------

    OPERATING REVENUES:
    Casino                                   $   15,831,611      $           --
    Food and beverage                             1,656,898                  --
    Other                                           194,827                  --
                                             --------------      --------------
                                                 17,683,336                  --
    Less: Promotional allowances                   (742,681)                 --
                                             --------------      --------------

    Net operating revenues                       16,940,655                  --
                                             --------------      --------------

    OPERATING EXPENSES:
    Casino                                        9,311,949                  --
    Food and beverage                             1,730,111                  --
    Other operating expenses                        482,933                  --
    General and administrative                    2,847,667                  --
    Start up costs                                       --             202,310
    Management fees                                 581,696                  --
    Depreciation and amortization                 2,060,245                  --
                                             --------------      --------------

    Total operating expenses                     17,014,601             202,310
                                             --------------      --------------

    Operating Income                                (73,946)           (202,310)

    OTHER INCOME (EXPENSE):
    Interest income                                 102,864             809,269
    Interest expense                             (4,818,593)         (2,048,017)
                                             --------------      --------------

    Other expense, net                           (4,715,729)         (1,238,748)
                                             --------------      --------------

    Net loss                                     (4,789,675)         (1,441,058)

    Preferred stock dividends                       138,399             132,250
                                             --------------      --------------

    Net loss attributable to
        common stock                         $   (4,928,074)     $   (1,573,308)
                                             ==============      ==============


    Loss per share
        Basic                                $        (4.93)     $        (1.57)
        Diluted                              $        (4.93)     $        (1.57)

    Weighted Average Shares
        Basic                                     1,000,000           1,000,000
        Diluted                                   1,000,000           1,000,000

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                               For the Three Months Ended
                                                                       March 31,
                                                            ------------------------------
                                                                2002              2001
                                                            ------------      ------------
    Net loss                                                $ (4,789,675)     $ (1,441,058)

    Unrealized gain (loss) on securities held
        for sale                                                 (60,093)           71,884
                                                            ------------      ------------

    Comprehensive loss                                      $ (4,849,768)     $ (1,369,174)
                                                            ============      ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY


                                                                        Redeemable
                                                                       Preferred Stock                   Common Stock
                                                                ------------------------------    ------------------------------
                                                                   Shares           Amount            Shares           Amount
                                                                -------------    -------------    -------------    -------------
  Balance at December 31, 1998                                                                            1,000               10

                                                                -------------    -------------    -------------    -------------
  Balance at December 31, 1999                                                                            1,000               10

  Issuance of common stock                                                                              999,000            9,990
  11% Series A preferred stock                                         29,000    $   2,900,000
  7% Series B preferred stock                                          30,000        3,000,000
  Warrants for common stock attached to
      Series B preferred stock                                                      (1,315,330)
  Preferred stock dividends                                                            417,322
                                                                -------------    -------------    -------------    -------------
  Balance at December 31, 2000                                         59,000    $   5,001,992        1,000,000    $      10,000

  Amortization of value of warrants attached to
      Series B preferred stock                                                         69,967
  Preferred stock dividends                                                           551,254
                                                                -------------    -------------    -------------    -------------
  Balance at December 31, 2001                                         59,000    $   5,623,213        1,000,000    $      10,000

  Amortization of value of warrants attached to
      Series B preferred stock                                                          17,904
  Preferred stock dividends                                                            138,399
                                                                -------------    -------------    -------------    -------------
  Balance at March 31, 2002                                            59,000    $   5,779,516        1,000,000    $      10,000
                                                                =============    =============    =============    =============


                                                                 Additional                           Other            Total
                                                                   Paid In        Accumulated     Comprehensive    Stockholders'
                                                                   Capital          Deficit           Income           Equity
                                                                -------------    -------------    -------------    -------------
  Balance at December 31, 1998                                            990       (4,304,641)                       (4,303,641)
  Net loss                                                                            (676,400)                         (676,400)
                                                                -------------    -------------    -------------    -------------
  Balance at December 31, 1999                                            990       (4,981,041)                       (4,980,041)

  Issuance of common stock                                         12,240,260                                         12,250,250
  Preferred stock dividends                                                           (417,322)                         (417,322)
  Net loss                                                                          (5,354,482)                       (5,354,482)
  Unrealized gain on investments available for sale                                                     286,686          286,686
                                                                -------------    -------------    -------------    -------------
  Balance at December 31, 2000                                     12,241,250      (10,752,845)         286,686        1,785,091

  Preferred stock dividends                                          (551,254)        (551,254)
  Net loss                                                                          (7,905,033)                       (7,905,033)
  Unrealized gain on investments available for sale                                                    (226,593)        (226,593)
  Balance at December 31, 2001                                     12,241,250      (19,209,132)          60,093       (6,897,789)

  Preferred stock dividends                                                           (138,399)                         (138,399)
  Net loss                                                         (4,789,675)      (4,789,675)
  Unrealized gain on investments available for sale                                                     (60,093)         (60,093)
                                                                -------------    -------------    -------------    -------------
  Balance at March 31, 2002                                     $  12,241,250    $ (24,137,206)   $          --    $ (11,885,956)
                                                                =============    =============    =============    =============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             For the Three Months Ended
                                                                                                     March 31,
                                                                                           ------------------------------
      Cash flows used in operating activities                                                   2002             2001
                                                                                           -------------    -------------
        Net Loss                                                                           $  (4,789,675)   $  (1,441,058)
        Adjustments to reconcile net loss
          to net cash provided by operating activities:
          Depreciation and amortization expense                                                2,060,245               --
          Amortization of deferred financing costs                                               414,005          347,022
          Amortization of debt discount                                                           85,960           85,680
          Amortization of preferred stock issuance cost                                           17,904           17,191
        Changes in working capital:
          Accounts receivable                                                                     (1,578)              --
          Inventory                                                                              (36,125)              --
          Prepaid expenses                                                                      (339,495)              --
          Other current assets                                                                   (18,592)              --
          Trade accounts payable                                                               2,212,066               --
          Accounts payable related parties                                                    (2,959,069)              --
          Accrued interest                                                                    (3,156,997)      (2,921,476)
          Other current liabilities                                                              975,152               --
                                                                                           -------------    -------------
            Net cash used in operating activities                                             (5,506,199)      (3,912,641)
                                                                                           -------------    -------------
      Cash flows from investing activities:
        Decrease (increase) in funds held in escrow                                               (2,599)          50,000
        Increase in property and equipment                                                    (1,720,470)      (9,341,337)
        Decrease (increase) in cash - restricted, cost                                         2,678,813           (7,363)
        Decrease (increase) in investments, cost                                               6,420,143       15,652,954
        (Decrease) increase in construction accounts payable                                  (1,027,529)      (2,400,930)
                                                                                           -------------    -------------
            Net cash provided (used) in investment activities 6,348,358                        3,953,324
                                                                                           -------------    -------------
      Cash flows from financing activities:
        Deferred offering costs incurred                                                        (150,000)         (48,412)
        Payment of notes payable                                                                (693,332)              --
                                                                                           -------------    -------------
            Net cash (used) provided by financing activities                                    (843,332)         (48,412)
                                                                                           -------------    -------------
      Net change in cash and cash equivalents                                                     (1,173)          (7,729)
      Cash and cash equivalents, beginning of period                                           9,667,138          229,204
                                                                                           -------------    -------------
      Cash and cash equivalents, end of period                                             $   9,665,965    $     221,475
                                                                                           =============    =============

      Non Cash Items:
      Construction in progress due to retainage                                            $     208,122    $    (786,880)
       Interest paid, net of capitalized interest                                          $   7,455,952    $   4,519,601

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.

                          NOTES TO FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND ORGANIZATION

         Windsor Woodmont Black Hawk Resort Corp., a Colorado corporation (the "Company") was incorporated on January 9, 1998. Windsor Woodmont, LLC (the "LLC") was formed as a limited liability company, under the laws of the state of Colorado, on July 17, 1997. These companies were formed for the purpose of developing an integrated limited stakes gaming casino, entertainment and parking facility in Black Hawk, Colorado (the "Project"), which opened December 20, 2001. Prior to December 20, 2001, the Company and the LLC were development stage enterprises.

         The Company was a wholly owned shell company subsidiary of the LLC with no significant assets, liabilities or operating activity. In connection with the financing transactions in 2000 described in Note 2, the LLC contributed all of its assets and liabilities to the Company in exchange for stock of the Company and the contribution has been accounted for as a recapitalization of entities under common control whereby the assets and liabilities are recorded at the historical cost basis of the LLC. The Company has substantially completed the Project, and is currently operating the Project, which is managed by Hyatt Gaming Management, Inc. ("Hyatt Gaming"). The LLC's ownership in the Company was subsequently reduced through the refinancing of the LLC's debt by conversion into the Company's common stock and the issuance of additional common stock for cash.

         The financial information at March 31, 2002, and for the three months ended March 31, 2002 and 2001 is unaudited. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that will be achieved for the entire year.

         These financial statements should be read in conjunction with the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

         Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation which have no effect on previously reported net income.

2.   NOTES PAYABLE

Notes payable consisted of the following at March 31, 2002 and December 31, 2001:

                                                                             March 31,       December 31,
                                                                                2002             2001
                                                                           --------------   --------------
   13% First Mortgage Notes, net of discount, due March 15, 2005           $   99,025,092   $   98,943,164
   15.5% Second Mortgage Notes, net of discount, due March 15, 2010             9,710,731        9,706,699
   FF&E Note, interest at prime + 6.75% (11.5% at March 31, 2002)              20,106,668       20,800,000
   Black Hawk Business Improvement Bonds, $975,000 at 6% interest, due December 1, 2005 + $2,025,000 at 6.75% interest,
       due December 1, 2011                                                     3,000,000        3,000,000
                                                                           --------------   --------------
                                                                           $  131,842,491   $  132,449,863
    Less current maturities                                                     4,895,873        4,029,205
                                                                           --------------   --------------
    Long-term debt                                                         $  126,946,618   $  128,420,658
                                                                           ==============   ==============

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

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.

                          NOTES TO FINANCIAL STATEMENTS

Accordingly, $2,340,233 in accrued interest at December 20, 2001 (the Project opening date) was added to the second mortgage note principal balance.

         The Company made a timely interest payment to Hyatt Gaming Management, Inc. under the subordinated loan documents on March 18, 2002. The Company and Hyatt Gaming Management, Inc. are involved in discussions whereby this interest payment may be re-characterized as a payment of a portion of the pre-opening expense payable to Hyatt Gaming Management, Inc. In the event this payment is recharacterized, the Company anticipates that Hyatt Gaming Management, Inc. will extend the due date of the interest payment.

         On October 2, 2001, the Company entered into a loan agreement with Wells Fargo Bank, as the administrative and collateral agent for the Lenders, to provide a $20,800,000 credit facility to acquire furniture, fixtures and equipment for the Project.

         In December 2001, the Company obtained proceeds from a special improvement district bonds issued by the Black Hawk Business Improvement District. The bonds are in the form of a $975,000 issue bearing 6% interest and due December 1, 2005 and a $2,025,000 issue bearing 6.75% interest and due December 1, 2011. These bonds are the obligations of the Black Hawk Business Improvement District, and are payable from property tax assessments levied on the Project. The Black Hawk Business Improvement District has notified the Company that it will assess the Project twenty semi-annual payments of $211,083, which was arrived at by amortizing the $3,000,000 at 7% over twenty semi-annual equal payments. The difference in the interest rate used for the assessment and the interest rate on the bonds is designed to cover estimated administrative costs of the Black Hawk Business Improvement District related to this bond issue. The Company has accounted for the proceeds from this bond offering in accordance with the provisions of EITF (Emerging Issues Task Force) Issue 91-10:
Accounting for Special Assessments and Tax Increment Financing Entities, and has recorded an obligation for the total tax assessment. The Company has capitalized the cost of the improvements involved.

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

3. COMMITMENTS AND CONTINGENCIES

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

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.

                          NOTES TO FINANCIAL STATEMENTS

and will be subordinated in payment to the notes issued in the Private Placement. The Management Agreement can be terminated by either party upon delivery of written notice if certain events transpire.

Subdivision Agreement

         The LLC entered into a subdivision agreement with the City of Black Hawk, which has been assigned to the Company whereby the Company was required to dedicate an additional right-of-way for Richman Street, and to make certain improvements to Richman Street and to the portion of Highway 119 that abuts the Project's property. The improvements have been completed, and the Company has conveyed title to the improvements to the City of Black Hawk, free and clear of all liens or encumbrances, including those under the indenture governing the first mortgage notes. These conditions were met by the Company prior to the opening of the Project's operations on December 20, 2001.

Success Fee

         The Company has agreed to pay Daniel P. Robinowitz, the Company's former Chairman of the Board, President and Chief Executive Officer of the Company, a "success fee" of up to $800,000. The success fee will be earned when construction of the Project is complete and the casino is open, and will only be paid if funds, as defined, are available. While the Project opened on December 20, 2001, final completion of construction has not occurred, and the availability of funds for this success fee is not assured. Accordingly, no costs have been accrued under this agreement as of March 31, 2002.

Construction Agreement

         The LLC entered into a construction agreement with PCL Construction Services, Inc. ("PCL"), which has been assigned to the Company whereby PCL will build the Project. Subject to certain conditions, PCL has guaranteed that the cost of the Project will not exceed $44.41 million. Costs in the amount of approximately $44.40 million have been incurred under this construction agreement as of March 31, 2002.

Legal Proceedings

         The Company is involved in certain legal proceedings, claims and litigation, including those described below. The results of legal proceedings cannot be predicted with certainty. Except as otherwise indicated below, management does not believe that the Company has potential liability related to any current legal proceedings and claims that would have material adverse effect on the Company's financial condition, liquidity or results of operations. For further information concerning legal proceedings, please see Part II, Item 1. Legal Proceedings.

Environmental Issues

         The Project is located in a 400-square mile area that has been designated by the United States Environmental Protection Agency ("EPA") as the Clear Creek/Central City National Priorities List Superfund Site under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as a result of hazardous substance contamination caused by historical mining activity in Black Hawk. This is a broad national priorities list site, within which the EPA has identified several priority areas of contamination from historical mining activities, including draining mines and mine dumps, for active investigation and/or remediation. To date, the EPA has not identified the Project site as being within a priority area nor has it identified contamination from the Project site to require remediation.

         The Company has been informed that the Superfund Division of the Colorado Department of Public Health and the Environment ("CDPHE"), working with the EPA, has sampled surface water in or near North Clear Creek near where a portion of the Project site called Silver Gulch discharges surface water into North Clear Creek. The Company has been informed that based on the results of those samples, the EPA and the Colorado Superfund Division have expressed preliminary concern that soil and rock associated with historic mining operations in Silver Gulch may be a source of contamination to North Clear Creek. Subsequent to these initial concerns the Company placed an impervious cap over mine tailings in Silver Creek and continues to perform surface water monitoring.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.

                          NOTES TO FINANCIAL STATEMENTS


The Project site could be among properties suspected of being a source of contamination. If investigation or remediation of the Project site were required, the Company could incur substantial expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

         Statements made in this Form 10-Q that are not historical or current facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, we may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the "Commission"), in press releases and in reports to shareholders. The forward-looking statements included in this Quarterly Report are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that competitive and market conditions affecting our casino will not change materially or adversely, that we will retain key management personnel, that our forecasts will accurately anticipate market demand and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         In addition, our business and operations are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements on which we rely in making such disclosures. In connection with this safe harbor we are hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on our behalf. Any such statement is qualified by reference to the cautionary statements included in this Quarterly Report.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements of Windsor Woodmont Black Hawk Resort Corp., including the respective notes thereto and other financial information included elsewhere in this report.

         The following discussion should also be read in conjunction with the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

         As operations commenced on December 20, 2001, the Company does not have historical operating results for comparable purposes other than interest expense on its outstanding indebtedness, net of interest capitalized, and interest income on its invested cash balances. Management had planned a "soft" opening for the casino. The properties grand opening multi-media advertising and marketing campaign was launched on January 29, 2002.

Three Months Ended March 31, 2002

         Total revenue for the quarter ended March 31, 2002 was $17,683,336, $16,940,655 net of promotional allowances. This included $15,831,611 in casino revenue, $1,656,898 in food and beverage revenue, and $194,827 of other revenue.

         Casino operating expenses for the quarter ended March 31, 2002 totaled $9,311,949, including $3,383,967 in state and local gaming taxes and device fees. The operating expenses consist principally of salaries, wages and benefits, marketing costs, and other operating expenses of the casino.

         Food and beverage expenses for the quarter ended March 31, 2002 totaled $1,730,111, including $871,024 in cost of goods sold. Other food and beverage expenses consist principally of salaries, wages and benefits, and other operating expenses of the food and beverage operations.

         Other operating expenses for the quarter ended March 31, 2002 totaled $581,696 and consists of salaries, wages and benefits, contract entertainment expense, and other operating expenses.

         General and administrative expenses for the quarter ended March 31, 2002 totaled $2,847,667 and consists of salaries, wages and benefits, utilities, insurance, property taxes, maintenance and repairs, cleaning supplies, and other operating expenses.

         Depreciation and amortization expense for the quarter ended March 31, 2002 totaled $2,060,245. These expenses relate to property and equipment placed in service at commencement of operations.

         Interest expense for the quarter ended March 31, 2002 totaled $4,818,593, including $414,005 in amortization of debt issuance costs. As operations commenced on December 20, 2001, interest capitalization ceased, and therefore there was no interest capitalized during the quarter ended March 31, 2002.

Three Months Ended March 31, 2001

         The Company did not have any historical operating results other than interest expense on the Company's outstanding indebtedness, interest income on the Company's restricted cash and short-term investments, start up costs, and the capitalization of certain costs.

         General and administrative expenses represent salaries and project development services which were not capitalized to our casino project. We capitalized salaries which, in management's opinion, are directly attributable to the development of our casino.

         Start up costs are expensed as incurred. The start up costs for the quarter ended March 31, 2001 were incurred by the Company in accordance with the provisions of the management agreement with Hyatt Gaming Management, Inc.

         Interest charges for the three months ended March 31, 2001 totaled $4,028,416, including $347,021 in amortization of debt issuance costs. Of this total, $1,980,399 was capitalized and $2,048,017 was expensed.

LIQUIDITY AND CAPITAL RESOURCES

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

         The Company made a timely interest payment to Hyatt Gaming Management, Inc. under the subordinated loan documents on March 18, 2002. The Company and Hyatt Gaming Management, Inc. are involved in discussions whereby this interest payment may be re-characterized as a payment of a portion of the pre-opening expense payable to Hyatt Gaming Management, Inc. In the event this payment is recharacterized, the Company anticipates that Hyatt Gaming Management, Inc. will extend the due date of the interest payment.

         We estimate that cash flow from operations and remaining proceeds from the financing will be sufficient to sustain our operations for an indefinite period of time. We are also entitled under the indenture to issue up to $30.0 million of additional notes solely for the purpose of financing the construction of a hotel, parking structure and related facilities. Other than as stated above, we had no other sources of liquidity prior to commencing operations. We expect to fund our operating and capital needs from operating cash flows, since our casino is now open. We estimate that we will spend approximately $2,000,000 to complete the project during the fiscal year ended December 31, 2002. We expect to fund these expenditures from our existing cash reserves and cash flow from operations.


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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

         On July 6, 2001, Paul, Hastings, Janofsky & Walker ("Paul Hastings"), a Los Angeles and New York Based law firm, which acted as issuers counsel for the Company in securing the $107,500,000 financing for the Company's casino project, filed suit in Los Angeles County Court seeking damages of approximately $470,000 in legal fees and costs in connection with securing the financing. Paul Hastings claims it is owed this amount for legal services rendered, approximately one-half of which is an alleged bonus Paul Hastings claims is due as a result of the closing of the financing. The Company paid Paul Hastings a total of $800,000 in legal fees and costs. Paul Hastings originally agreed that legal fees would be in the amount of $500,000. The Company believes that it overpaid Paul Hastings. The Company has filed counterclaims asserting breach of contract, misrepresentation, and legal malpractice against Paul Hastings. The case has been set for trial in early October, 2002 and mediation was conducted on April 1, 2002. As a result of the mediation, the Company believes that a settlement has been achieved under which the Company will pay Paul Hastings an additional $150,000 ($50,000 on May 31, 2002 and $100,000 on December 20, 2002).

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

         On October 22, 2001, GF Gaming ("GF"), a gaming company operating a casino in Central City, Colorado filed an appeal with the Colorado Gaming Commission challenging the issuance of licenses to the Company and Hyatt Gaming on the grounds that the Colorado Gaming Commission failed to consider whether the casino facility met the historic architecture intent of the Colorado gaming laws. In December, 2001, the Colorado Gaming Commission dismissed the appeal based upon lack of standing and lack of jurisdiction. In February 2002, GF filed a notice of appeal to continue its challenge in the Colorado Court of Appeals. The Company intends to vigorously defend this appeal and believes that the appeal is defective on jurisdictional grounds, and believes that if the appeal proceeds, the Court of Appeals will uphold the Colorado Gaming Commission's ruling. An adverse decision would have a material adverse effect on our financial condition, liquidity and results of operations.

         PCL Construction Services, Inc. ("PCL") acted as the general contractor for the Company in the construction of the Black Hawk Casino by Hyatt project. The substantial completion date for the project was originally to have been October 29, 2001 and was subsequently amended by change order to November 15, 2001. In fact, construction of the casino was not at a point where the casino could open for business until December 20, 2001 and it is questionable whether "Substantial Completion," as defined by the construction contract, has occurred as of March 27, 2002. PCL has submitted a pay application to the Company seeking payment of what PCL believes to be a majority of the balance due on the contract
- approximately $1,240,000 in the form of cost to complete and approximately $3,600,000 in retainage as of December 31, 2001. In addition to these amounts, the Company and PCL have disagreed over the scope and proper amount of certain additional change notices and change orders. The precise amount in dispute over change notices and change orders has not yet been quantified by the parties. On February 15, 2002, the Company wrote PCL a letter advising PCL that PCL's pay applications would not be processed until such time as PCL had completed the project, including all required punch list items, until there had been final resolution of any further issues relative to change orders and change notices, and until PCL and the Company had reached an agreement relative to the amount of the Company's setoffs and claims for project mismanagement and completion delay by PCL. PCL and eleven of PCL's subcontractors have sent the Company notice of intent to file liens. We expect that other subcontractors will give notice of their intent to file liens. The Company's attorneys and PCL's attorneys have exchanged correspondence which results in the conclusion that, at this point, it appears possible the Company may be involved in legal action with PCL,

PCL's subcontractors, and PCL's surety relative to the remaining amounts to be paid to PCL, punch lists and project completion issues, and setoffs and counterclaims which the Company has against PCL. Although the outcome of any litigation or dispute cannot be predicted at this time, management does not believe that an adverse result would have a material adverse effect on our financial condition, liquidity or results of operations.

Item 2. Changes in Securities and Use of Proceeds

         Not Applicable.

Item 3. Defaults Upon Senior Securities

         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         On April 10, 2002, the annual meeting of shareholders of the Company was held at the Black Hawk Casino by Hyatt. At the annual meeting the shareholders were submitted three proposals by the Company. The election of the following six (6) persons to serve as directors of the Company until the next annual meeting of shareholders and thereafter until their successors shall have been elected and qualified: Irving C. Deal; Timothy G. Rose; Donald J. Malouf; Jerry L. Dauderman; Jess Ravich; and Garry Saunders; The approval and ratification of the Company's 2002 Stock Incentive Plan, which authorized the granting of stock options of up to 45,000 shares of the Company's common stock in the form of stock awards, stock appreciation rights, phantom stock or performance awards that may be granted under the 2002 Stock Incentive Plan at various times; and the ratification of the selection of Arthur Andersen LLP as the independent public accountants of the Company for the fiscal year ending December 31, 2002. Each outstanding share was entitled to one vote in each proposal.

         The shareholders of the Company voted for the election of Mr. Irving C. Deal, Timothy G. Rose, Donald J. Malouf, Jerry L. Dauderman, Jess Ravich and Garry Saunders to serve on the Board of Directors for the 2002 fiscal year, with the following breakdown of votes:

                  Name                                     For                   Against          Abstain
                  ----                                     ---                   -------          -------
                  Irving C. Deal                          737,956                   0                0
                  Timothy G. Rose                         737,956                   0                0
                  Donald J. Malouf                        737,956                   0                0
                  Jerry L. Dauderman                      737,956                   0                0
                  Jess Ravich                             737,956                   0                0
                  Garry Saunders                          737,956                   0                0

         The shareholders of the Company voted 737,956 shares for the adoption of the 2002 Stock Incentive Plan, with no votes against the proposal or abstaining. The shareholders of the Company voted 735,356 shares for the ratification of Arthur Andersen, LLP as the independent public accountants for the year ended December 31, 2002, with 1,600 shares voting against the proposal and no shares abstaining.

Item 5. Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         There are no exhibits for the three months ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2002

                         WINDSOR WOODMONT BLACK HAWK RESORT CORP.



                         /s/ Timothy G. Rose
                         ------------------------------------------------------
                         Timothy G. Rose, President and Chief Executive Officer