Form 10-Q/A
period 2002-03-31
WINDSOR WOODMONT BLACK HAWK RESORT CORP
filed 2002-05-16
CIK 1119040

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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


         Food and beverage expenses for the quarter ended March 31, 2002 totaled $1,730,111, including $983,925 in cost of goods sold. Other food and beverage expenses consist principally of salaries, wages and benefits, and other operating expenses of the food and beverage operations.

         Other operating expenses for the quarter ended March 31, 2002 totaled $482,933 and consists of salaries, wages and benefits, contract entertainment expense, and other operating expenses.


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