Form 10-Q
period 2002-06-30
WINDSOR WOODMONT BLACK HAWK RESORT CORP
filed 2002-08-14
CIK 1119040

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2002

                                       or

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
                                      INDEX


Part I -- FINANCIAL INFORMATION

          Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheets, June 30, 2002 (unaudited) and December 31, 2001             2
                   Condensed Consolidated Statements of Operations for the three months and six months ended
                      June 30, 2002 and 2001 (unaudited)                                                              3
                   Condensed Consolidated Statement of Comprehensive Loss for the
                      three months and six months Ended June 30, 2002 and 2001 (unaudited)                            4
                   Condensed Consolidated Statements of Redeemable Preferred Stock and Stockholders'
                      Equity for the period from December 31, 1998 through June 30, 2002 (unaudited)                  5
                   Condensed Consolidated Statements of Cash Flows for the three
                      months and six months ended June 30, 2002 and 2001 (unaudited)                                  6
                   Notes to Financial Statements                                                                    7 - 9

          Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                    10 - 12

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                                  13

         Item 2.  Changes in Securities and Use of Proceeds                                                          14

         Item 3.  Defaults Upon Senior Securities                                                                    14

         Item 4.  Submission of Matters to a Vote of Security Holders                                                14

         Item 5.  Other Information                                                                                  14

         Item 6.  Exhibits and Reports on Form 8-K                                                                   14

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                                                  June 30, 2002  December 31, 2001
                                                                                  -------------  -----------------
ASSETS
CURRENT ASSETS:
Cash                                                                              $   6,827,982    $   9,667,138
Cash and cash equivalents, restricted                                                 2,340,950        5,012,476
Short-term investments, restricted                                                           --        6,480,236
Accounts receivable                                                                     303,861          223,511
Inventories                                                                             290,265          282,745
Prepaid expenses                                                                      1,146,295          859,704
Other current assets                                                                     26,433               --
                                                                                  -------------    -------------
Total current assets                                                                 10,935,786       22,525,810

Property and Equipment, net                                                         123,469,180      124,599,615

OTHER ASSETS:
Base stock inventories/uniforms, net of accumulated amortization                        272,579          279,062
Funds held in escrow and security deposits                                              237,750          235,151
Franchise Fees                                                                           40,000           40,000
Deferred financing costs, net of accumulated amortization
    of $3,306,259 and $2,475,409, respectively                                        4,571,332        5,252,182
                                                                                  -------------    -------------

TOTAL ASSETS                                                                      $ 139,526,627    $ 152,931,820
                                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                                                 $   5,683,432    $   4,029,205
Trade accounts payable and accrued expenses                                           3,574,352        1,684,980
Accounts payable related parties                                                      1,616,011        4,925,732
Construction accounts payable                                                         5,514,118        7,344,158
Accrued interest                                                                      4,380,784        3,976,906
Other current liabilities                                                             1,571,726          256,157
                                                                                  -------------    -------------
Total current liabilities                                                            22,340,423       22,217,138

NON CURRENT LIABILITIES
Long-term debt, less current portion                                                125,099,008      128,420,658
Warrants issued on common stock                                                         713,720        3,568,600
                                                                                  -------------    -------------
Total non current liabilities                                                       125,812,728      131,989,258

REDEEMABLE PREFERRED STOCK
Series A - 11% dividend, $100 redemption value, 29,000 shares outstanding             2,900,000        2,900,000
Series B - 7% dividend, $100 redemption value, 30,000 shares outstanding              1,790,627        1,754,637
Accrued dividends on preferred stock                                                  1,247,040          968,576
                                                                                  -------------    -------------
Total redeemable preferred stock                                                      5,937,667        5,623,213

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 10,000,000 shares authorized,
    1,000,000 shares outstanding                                                         10,000           10,000
Additional paid in capital                                                           12,241,250       12,241,250
Deficit accumulated during the development stage                                    (26,815,441)     (19,209,132)
Other comprehensive income                                                                   --           60,093
                                                                                  -------------    -------------
Total stockholders' equity                                                          (14,564,191)      (6,897,789)
                                                                                  -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 139,526,627    $ 152,931,820
                                                                                  =============    =============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             For the Three Months Ended       For the Six Months Ended
                                                                     June 30,                          June 30,
                                                           ------------------------------    ------------------------------
                                                               2002             2001             2002             2001
                                                           -------------    -------------    -------------    -------------
         OPERATING REVENUES:
         Casino                                            $  15,249,418    $          --    $  31,081,029    $          --
         Food and beverage                                     1,825,936                         3,482,834
         Other                                                   284,663                           479,490
                                                           -------------    -------------    -------------    -------------
                                                              17,360,017                        35,043,353
         Less: Promotional allowances                           (958,890)                       (1,701,571)
                                                           -------------    -------------    -------------    -------------
         Net operating revenues                               16,401,127                        33,341,782
                                                           -------------    -------------    -------------    -------------

         OPERATING EXPENSES:
         Casino                                                9,111,228                        18,423,177
         Food and beverage                                     2,018,258                         3,748,369
         Other operating expenses                                511,464                           994,397
         General and administrative                            2,765,581                         5,613,248
         Start up costs                                          (23,664)         128,032          (23,664)         330,342
         Management fees                                         555,627                         1,137,323
         Depreciation and amortization                         2,093,208                         4,153,453
                                                           -------------    -------------    -------------    -------------

         Total operating expenses                             17,031,702          128,032       34,046,303          330,342
                                                           -------------    -------------    -------------    -------------

         Operating Income                                       (630,575)        (128,032)        (704,521)        (330,342)

         OTHER INCOME (EXPENSE):
         Interest income                                          13,343          585,457          116,207        1,394,726
         Interest expense                                     (4,775,818)      (1,550,622)      (9,594,411)      (3,598,639)
         Change in valuation of warrants                       2,854,880                         2,854,880
                                                           -------------    -------------    -------------    -------------

         Other expense, net                                   (1,907,595)        (965,165)      (6,623,324)      (2,203,913)
                                                           -------------    -------------    -------------    -------------

         Net loss                                             (2,538,170)      (1,093,197)      (7,327,845)      (2,534,255)

         Preferred stock dividends                               140,065          132,250          278,464          264,500
                                                           -------------    -------------    -------------    -------------

         Net loss attributable to
             common stock                                  $  (2,678,235)   $  (1,225,447)   $  (7,606,309)   $  (2,798,755)
                                                           =============    =============    =============    =============


         Loss per share
             Basic                                         $       (2.68)   $       (1.23)   $       (7.61)   $       (2.80)
             Diluted                                       $       (2.68)   $       (1.23)   $       (7.61)   $       (2.80)

         Weighted Average Shares
             Basic                                             1,000,000        1,000,000        1,000,000        1,000,000
             Diluted                                           1,000,000        1,000,000        1,000,000        1,000,000


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS



                                                   For the Three Months Ended        For the Six Months Ended
                                                            June 30,                        June 30,
                                                 ------------------------------    ------------------------------
                                                     2002              2001            2002             2001
                                                 -------------    -------------    -------------    -------------
Net loss                                         $  (7,327,845)   $  (1,093,197)   $  (7,327,845)   $  (2,534,255)
                                                 -------------    -------------    -------------    -------------

Unrealized gain (loss) on securities held
    for sale                                                --         (109,167)         (60,093)         (37,282)
                                                 -------------    -------------    -------------    -------------

Comprehensive loss                               $  (7,327,845)   $  (1,202,364)   $  (7,387,938)   $  (2,571,537)
                                                 =============    =============    =============    =============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY



                                                                     Redeemable
                                                                   Preferred Stock                  Common Stock
                                                           ------------------------------   -----------------------------
                                                               Shares           Amount          Shares         Amount
                                                           -------------    -------------   -------------   -------------
Balance at December 31, 1998                                                                        1,000              10
                                                           -------------    -------------   -------------   -------------
Balance at December 31, 1999                                                                        1,000              10

Issuance of common stock                                                                          999,000           9,990
11% Series A preferred stock                                      29,000    $   2,900,000
7% Series B preferred stock                                       30,000        3,000,000
Warrants for common stock attached to
    Series B preferred stock                                                   (1,315,330)
Preferred stock dividends                                                         417,322
                                                           -------------    -------------   -------------   -------------
Balance at December 31, 2000                                      59,000    $   5,001,992       1,000,000   $      10,000

Amortization of value of warrants attached to
    Series B preferred stock                                                       69,967
Preferred stock dividends                                                         551,254
                                                           -------------    -------------   -------------   -------------
Balance at December 31, 2001                                      59,000    $   5,623,213       1,000,000   $      10,000

Amortization of value of warrants attached to
    Series B preferred stock                                                       35,990
Preferred stock dividends                                                         278,464
                                                           -------------    -------------   -------------   -------------
Balance at June 30, 2002                                          59,000    $   5,937,667       1,000,000   $      10,000
                                                           =============    =============   =============   =============


                                                                        Deficit
                                                                      Accumulated
                                                       Additional      During the          Other             Total
                                                        Paid In       Development      Comprehensive     Stockholders'
                                                        Capital           Stage            Income           Equity
                                                     -------------    -------------    -------------    -------------
Balance at December 31, 1998                                   990       (4,304,641)                       (4,303,641)

Net loss                                                                   (676,400)                         (676,400)
                                                     -------------    -------------    -------------    -------------
Balance at December 31, 1999                                   990       (4,981,041)                       (4,980,041)

Issuance of common stock                                12,240,260                                         12,250,250
Preferred stock dividends                                                  (417,322)                         (417,322)
Net loss                                                                 (5,354,482)                       (5,354,482)
Unrealized gain on investments available for
sale                                                                                         286,686          286,686
                                                     -------------    -------------    -------------    -------------
Balance at December 31, 2000                            12,241,250      (10,752,845)         286,686        1,785,091

Preferred stock dividends                                                  (551,254)                         (551,254)
Net loss                                                                 (7,905,033)                       (7,905,033)
Unrealized gain on investments available for
sale                                                                                        (226,593)        (226,593)
                                                     -------------    -------------    -------------    -------------
Balance at December 31, 2001                            12,241,250      (19,209,132)          60,093       (6,897,789)

Preferred stock dividends                                                  (278,464)                         (278,464)
Net loss                                                                 (7,327,845)                       (7,327,845)
Unrealized gain on investments available for
sale                                                                                         (60,093)         (60,093)
                                                     -------------    -------------    -------------    -------------
Balance at June 30, 2002                             $  12,241,250    $ (26,815,441)   $          --    $ (14,564,191)
                                                     =============    =============    =============    =============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      For the Three Months Ended         For the Six Months Ended
                                                                June 30,                         June 30,
                                                     ------------------------------    ------------------------------
  Cash flows used in operating activities                 2002             2001             2002             2001
                                                     -------------    -------------    -------------    -------------
  Net Loss                                           $  (2,538,170)   $  (1,093,197)   $  (7,327,845)   $  (2,534,255)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
    Depreciation and amortization expense                2,093,208                         4,153,453
    Amortization of deferred financing costs               416,845          347,022          830,850          688,925
    Amortization of debt discount                           86,030           85,680          171,990          171,406
    Amortization of preferred stock issuance cost           18,086           17,191           35,990           34,440
    Change in valuation of warrants                     (2,854,880)                       (2,854,880)
  Changes in working capital:
    Accounts receivable                                    (78,772)                          (80,350)
    Inventory                                               28,605                            (7,520)
    Prepaid expenses                                        52,904                          (286,591)
    Other current assets                                    (7,841)                          (26,433)
    Trade accounts payable                                (322,694)                        1,889,372
    Accounts payable related parties                      (380,652)                       (3,309,721)
    Accrued interest                                     3,560,875       (2,921,476)         403,878          673,447
    Other current liabilities                              340,417                         1,315,569
                                                     -------------    -------------    -------------    -------------
      Net cash provided (used) in operating
        activities                                         413,961       (3,564,780)      (5,092,238)        (966,037)
                                                     -------------    -------------    -------------    -------------
Cash flows from investing activities:
  Decrease (increase) in funds held in escrow                                50,000           (2,599)          50,000
  Increase in base stock inventory/uniforms                (90,479)                          (90,479)
  Increase in property and equipment                    (1,205,586)      (9,341,337)      (2,926,056)     (26,473,665)
  Decrease (increase) in cash - restricted, cost            (7,287)          (7,363)       2,671,526        3,304,937
  Decrease (increase) in investments, cost                               15,652,954        6,420,143       23,575,803
  (Decrease) increase in construction accounts
        payable                                           (802,511)      (2,400,930)      (1,830,040)         479,235
                                                     -------------    -------------    -------------    -------------
      Net cash provided (used) in investment
        activities                                      (2,105,863)       3,953,324        4,242,495          936,310
                                                     -------------    -------------    -------------    -------------
Cash flows from financing activities:
  Deferred offering costs incurred                                          (48,412)        (150,000)         (24,173)
  Payment of notes payable                              (1,146,081)                       (1,839,413)
                                                     -------------    -------------    -------------    -------------
      Net cash (used) provided by financing
        activities                                      (1,146,081)         (48,412)      (1,989,413)         (24,173)
                                                     -------------    -------------    -------------    -------------
Net change in cash and cash equivalents                 (2,837,983)         340,132       (2,839,156)         (53,900)
Cash and cash equivalents, beginning of period           9,665,965          229,204        9,667,138          229,204
                                                     -------------    -------------    -------------    -------------
Cash and cash equivalents, end of period             $   6,827,982    $     569,336    $   6,827,982    $     175,304
                                                     =============    =============    =============    =============

Non Cash Items:
Construction in progress due to retainage            $          --    $    (786,880)   $     208,122    $  (1,405,393)

Interest paid, net of capitalized interest           $     690,003    $   4,519,601    $   8,145,955    $   6,500,000


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

         The financial information at June 30, 2002, and for the three months and six months ended June 30, 2002 and 2001 is unaudited. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that will be achieved for the entire year.

         These financial statements should be read in conjunction with the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

         Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation which have no effect on previously reported net income.

2. NOTES PAYABLE


Notes payable consisted of the following at June 30, 2002 and December 31, 2001:


                                                                            June 30,        December 31,
                                                                              2002               2001
                                                                         ---------------   ---------------
13% First Mortgage Notes, net of discount, due March 15, 2005            $    99,107,088   $    98,943,164
15.5% Second Mortgage Notes, net of discount, due March 15, 2010               9,714,765         9,706,699
FF&E Note, interest at prime + 6.75% (11.5% at March 31, 2002)                19,066,670        20,800,000
Black Hawk Business Improvement Bonds, $975,000 at 6% interest, due December 1, 2005 + $2,025,000 at 6.75% interest,
    due December 1, 2011                                                       2,893,917         3,000,000
                                                                         ---------------   ---------------
                                                                         $   130,782,440   $   132,449,863
 Less current maturities                                                       5,683,432         4,029,205
                                                                         ---------------   ---------------
 Long-term debt                                                          $   125,099,008   $   128,420,658
                                                                         ===============   ===============


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

         The Company made a timely interest payment to Hyatt Gaming Management, Inc. under the subordinated loan documents on March 18, 2002. The Company and Hyatt Gaming Management, Inc. are involved in discussions whereby this interest payment may be re-characterized as a payment of a portion of the pre-opening expense payable to Hyatt Gaming Management, Inc. In the event this payment is recharacterized, the Company anticipates that Hyatt Gaming Management, Inc. will extend the due date of the interest payment; however, there is no assurance that Hyatt will extend the due date.

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

3. WARRANTS ISSUED ON COMMON STOCK

         Warrants issued in connection with the Company's various financing transactions (see Note 2), contain a "put option" permitting the warrant holder to redeem the warrant for cash. The value of the warrants were provided by the Company's Placement Agent, U.S. Bancorp Libra. The warrants issued with the first mortgage notes and second mortgage notes were valued at $1.64 million and $160,000, respectively. The warrants issued with the Series B preferred stock were valued at $1.37 million. The value of warrants issued to the Placement Agent was $383,000. Due to the cash based put option features of the warrants, the total warrant value has been recorded as a liability in the accompanying consolidated balance sheet and recorded at fair value each reporting period. As of June 30, 2002 and December 31, 2001 a liability for the fair market value of the warrants of $713,720 and $3,568,600, respectively, was recorded in the accompanying consolidated balance sheet with the corresponding non-operating income resulting from the reduction in fair market value at June 30, 2002 from December 31, 2001in the amount of $2,854,880 was recorded in the accompanying consolidated statement of operations for the three months and six months ended June 30, 2002.

4. COMMITMENTS AND CONTINGENCIES

Gaming Regulation Licensing

         The Company's ability to conduct gaming operations in the State of Colorado is subject to the licensability and qualifications of the Company and its common stockholders. The Company received the required gaming licenses on September 20, 2001. Additionally, upon receipt of a gaming license, such licensing and qualifications are reviewed periodically by the gaming authorities in Colorado and there are no guarantees such licenses will be renewed.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.

                          NOTES TO FINANCIAL STATEMENTS


Management Agreement

         On February 2, 2000, the Company entered into a management agreement which was amended on March 14, 2000 (the "Management Agreement") with Hyatt Gaming, which, in exchange for a fee, will manage the casino operations. The management fee will be equal to a basic fee of 3% of the adjusted gross receipts and an incentive fee equal to 5% of the earnings before interest, taxes, depreciation and amortization for the appropriate fiscal year. The incentive fee shall be paid only to the extent earnings before interest, taxes, depreciation and amortization is positive and will be subordinated in payment to the notes issued in the Private Placement. The Management Agreement can be terminated by either party upon delivery of written notice if certain major gaming license related events transpire.

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

Success Fee

         The Company has agreed to pay Daniel P. Robinowitz, the Company's former Chairman of the Board, President and Chief Executive Officer of the Company, a "success fee" of up to $800,000. The success fee will be earned when construction of the Project is complete and the casino is open, and will only be paid if funds, as defined, are available. While the Project opened on December 20, 2001, final completion of construction has not occurred, and the availability of funds for this success fee is not assured. Accordingly, no costs have been accrued under this agreement as of June 30, 2002.

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

         The Company has been informed that the Superfund Division of the Colorado Department of Public Health and the Environment ("CDPHE"), working with the EPA, has sampled surface water in or near North Clear Creek near where a portion of the Project site called Silver Gulch discharges surface water into North Clear Creek. The Company has been informed that based on the results of those samples, the EPA and the Colorado Superfund Division have expressed preliminary concern that soil and rock associated with historic mining operations in Silver Gulch may be a source of contamination to North Clear Creek. Subsequent to these initial concerns the Company placed an impervious cap over mine tailings in Silver Gulch and continues to perform surface water monitoring.

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

Three Months Ended June 30, 2002 and Six Months Ended June 30, 2002

         The Company's Management Agreement with Hyatt Gaming Management, Inc. ("Hyatt") vests the management and operation of the casino in Hyatt. The results of such operations to date are that the budgeted revenues and operating margins have not been achieved. Consequently, Hyatt's operation of the Company's casino is not generating adequate cash flow to be assured that the Company will be able to pay its debt service obligations when they become due. See also Liquidity and Capital Resources in Item 2.

         Total revenue for the three months ended June 30, 2002 was $17,360,017, $16,401,127 net of promotional allowances. This included $15,249,418in casino revenue, $1,825,936 in food and beverage revenue, and $284,663 of other revenue. Total revenue for the six months ended June 30, 2002 was $35,043,353, $33,341,782 net of promotional allowances. This included $31,081,029in casino revenue, $3,482,834 in food and beverage revenue, and $479,490 of other revenue.

         Casino operating expenses for the three months ended June 30, 2002 totaled $9,111,228, including $3,197,023 in state and local gaming taxes and device fees. Casino operating expenses for the six months ended June 30, 2002 totaled $18,423,177, including $6,580,990 in state and local gaming taxes and device fees. The operating expenses consist principally of salaries, wages and benefits, marketing costs, and other operating expenses of the casino.

         Food and beverage expenses for the three months ended June 30, 2002 totaled $2,018,258, including $1,240,448 in cost of goods sold. Food and beverage expenses for the six months ended June 30, 2002 totaled $3,748,369, including $2,224,373 in cost of goods sold. Other food and beverage expenses consist principally of salaries, wages and benefits, and other operating expenses of the food and beverage operations.

         Other operating expenses for the three months ended June 30, 2002 totaled $511,464. Other operating expenses for the six months ended June 30, 2002 totaled $994,397. Other operating expenses consist of salaries, wages and benefits, contract entertainment expense, and other operating expenses.

         General and administrative expenses for the three months ended June 30, 2002 totaled $2,765,581. General and administrative expenses for the six months ended June 30, 2002 totaled $5,613,248. General and administrative expenses consist of salaries, wages and benefits, utilities, insurance, property taxes, maintenance and repairs, cleaning supplies, and other operating expenses.

         Management fees are fees to Hyatt under the management agreement, and consist of two components: a base management fee, which is payable currently, and an incentive fee which is payable annually if certain financial ratios are met. The base management fee for the three months ended June 30, 2002 totaled $456,882. The base management fee for the six months ended June 30, 2002 totaled $919,355. The incentive management fee for the three months ended June 30, 2002 totaled $98,745. The incentive management fee for the six months ended June 30, 2002 totaled $217,968. Based on operating results to date, the required financial ratios are not expected to be met, and the incentive management fee, while accrued currently, will not be payable this year.

         Depreciation and amortization expense for the three months ended June 30, 2002 totaled $2,093,208. Depreciation and amortization expense for the six months ended June 30, 2002 totaled $4,153,453. These expenses relate to property and equipment placed in service at commencement of operations.

         Interest expense for the three months ended June 30, 2002 totaled $4,775,818, including $416,845 in amortization of debt issuance costs. Interest expense for the six months ended June 30, 2002 totaled $9,594,411, including $830,850 in amortization of debt issuance costs. As operations commenced on December 20, 2001, interest capitalization ceased, and therefore there was no interest capitalized during the three months or six months ended June 30, 2002.

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

         Start up costs are expensed as incurred. The start up costs for the three months and six months ended June 30, 2001 were incurred by the Company in accordance with the provisions of the management agreement with Hyatt Gaming Management, Inc.

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

         The Company made a timely interest payment to Hyatt Gaming Management, Inc. under the subordinated loan documents on March 18, 2002. The Company and Hyatt Gaming Management, Inc. are involved in discussions whereby this interest payment may be re-characterized as a payment of a portion of the pre-opening expense payable to Hyatt Gaming Management, Inc. In the event this payment is recharacterized, the Company anticipates that Hyatt Gaming Management, Inc. will extend the due date of the interest payment; however, there is no assurance that Hyatt will extend the due date.

         Total cash, cash equivalents and short-term investments, including restricted cash, was $9,168,932 at June 30, 2002, compared to $21,159,850 at December 31, 2001. Total current assets at June 30, 2002, amounted to $10,935,786 with current liabilities amounting to $22,340,423 as of that date. Accordingly, the Company had negative working capital of $11,404,637 on that date. In September the Company has interest payments due on its first and second mortgage notes of approximately $7,300,000, and has accrued $5,514,118 for construction accounts payable. Further, the Company has commitments for the purchase of property and equipment of approximately $540,000, which are expected to be funded prior to December 31, 2002. The Company does not have any other external sources of cash to provide funds to meet its obligations, and, as noted above, current casino operations are not generating adequate cash flow to be assured that the Company will be able to pay these obligations when they come due. The Company has hired special counsel to assist in negotiations with its creditors in restructuring the Company's debt obligations. For further details, see "Notes Payable," and " Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

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

         On July 6, 2001, Paul, Hastings, Janofsky & Walker ("Paul Hastings"), a Los Angeles and New York Based law firm, which acted as issuers counsel for the Company in securing the $107,500,000 financing for the Company's casino project, filed suit in Los Angeles County Court seeking damages of approximately $470,000 in legal fees and costs in connection with securing the financing. This case has been settled for a total of $150,00, $50,000 of which has been paid, and the balance of $100,000 which is due on December 20, 2002.

         On August 1, 2001, First Place LLC ("First Place") filed a lawsuit in the Gilpin County District Court against the Company asserting that it had an ownership interest in approximately 6,300 square feet of property upon which our casino is built and operating. First Place is seeking a declaratory judgment adjudicating the respective interests of it and the Company in this strip of property. The Company referred the issue to its title insurance company, First American Title, which is defending and has agreed to indemnify the Company pursuant to a $33,500,000 owners title insurance policy. A trial was conducted in the case from June 18 to June 20, 2002. At the conclusion of the trial, the court determined that First Place has an ownership interest in approximately 3,000 square feet of the property in dispute and that the Company owns at least a one-half interest in the balance of the property in dispute. The Court's ruling further acknowledged that the Court was not resolving all issues and claims between the parties given the limited issues raised in the case. The Court ruling has not yet been reduced to writing and finalized. Although the ultimate outcome of the disputes with First Place cannot be predicted, management does not believe that an adverse result would have a material adverse impact on our financial condition, liquidity or results of operations, given the existence and availability of a significant title insurance policy.

         On October 22, 2001, GF Gaming ("GF"), a gaming company operating a casino in Central City, Colorado filed an appeal with the Colorado Gaming Commission challenging the issuance of licenses to the Company and Hyatt Gaming on the grounds that the Colorado Gaming Commission failed to consider whether the casino facility met the historic architecture intent of the Colorado gaming laws. In December, 2001, the Colorado Gaming Commission dismissed the appeal based upon lack of standing and lack of jurisdiction. In February 2002, GF filed a notice of appeal to continue its challenge in the Colorado Court of Appeals. The Company intends to vigorously defend this appeal and believes that the Court of Appeals will uphold the Colorado Gaming Commission's ruling. An adverse decision would have a material adverse effect on our financial condition, liquidity and results of operations.

         PCL Construction Services, Inc. ("PCL") acted as the general contractor for the Company in the construction of the Black Hawk Casino by Hyatt project. The substantial completion date for the project was originally to have been October 29, 2001 and was subsequently amended by change order to November 15, 2001. In fact, construction of the casino was not at a point where the casino could open for business until December 20, 2001. PCL has submitted a pay application to the Company seeking payment of what PCL believes to be a majority of the balance due on the contract - approximately $1,240,000 in the form of cost to complete and approximately $3,600,000 in retainage as of December 31, 2001. In addition to these amounts, the Company and PCL have disagreed over the scope and proper amount of certain additional change notices and change orders. The precise amount in dispute over change notices and change orders has not yet been quantified by the parties. On February 15, 2002, the Company wrote PCL a letter advising PCL that PCL's pay applications would not be processed until such time as PCL had completed the project, including all required punch list items, until there had been final resolution of any further issues relative to change orders and change notices, and until PCL and the Company had reached an agreement relative to the amount of the Company's setoffs and claims for project mismanagement and completion delay by PCL. PCL and approximately twelve of PCL's subcontractors have sent the Company notice of intent to file liens and recorded mechanic's liens. In late May, 2002, the Company initiated litigation against PCL seeking damages for PCL's misrepresentations and nondisclosures in conjunction the performance of this job, resulting, among other things, in a delayed opening and loss of revenues. In mid-June, 2002 PCL initiated separate litigation against the Company seeking to foreclose on its mechanic's lien and for breach of contract. A third separate case for breach of contract against PCL and foreclosure of mechanic's lien against the Company, has been filed by Sturgeon Electric, one of PCL's largest subcontractors. It is likely that all three of these cases will be consolidated. Given that these cases have only recently been filed and no discovery has been conducted, it is not possible to predict the outcome of this litigation, however, management does not believe that an adverse result would have a material adverse effect on our financial condition, liquidity or results of operations.

Item 2. Changes in Securities and Use of Proceeds

         Not Applicable.

Item 3. Defaults Upon Senior Securities

         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5. Other Information

         On June 11, 2002, I. C. Deal resigned as Chairman of the Board of Directors, remaining a director. Jerry L. Dauderman was elected Chairman and Chief Executive Officer. Timothy G. Rose was re-elected as President and Chief Operating Officer.

         On August 13, 2002, Deloitte & Touche LLP ("Deloitte"), verbally advised management that it would not accept the engagement as the Company's new independent auditors. The Company's audit committee will begin the process of engaging a new independent audit firm as soon as possible. At the present time the Company is without an independent auditor, and this Form 10-Q has not been reviewed by an independent audit firm as required by Rule 10-01(d) of Regulation S-X. The Company will engage its new independent auditor to review the accompanying financial statements upon appointment.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

         Form 8-K filed May 21, 2002 reporting a change in auditors from Arthur Andersen, LLP ("Andersen") to Deloitte & Touche LLP ("Deloitte"). The selection of Deloitte was subject to completion of Deloitte's customary client acceptance procedures. As noted above in Item 5. Deloitte has verbally advised management that it would not accept the engagement as the Company's new independent auditors.

         The reports by Andersen on the Company's financial statements during the preceding two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the preceding two fiscal years and through May 20, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreements in connection with Andersen's report on the Company's financial statements.

Exhibits

Exhibit 99.1 Certification of Officers Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2002


                              WINDSOR WOODMONT BLACK HAWK RESORT CORP.



                              /s/ Jerry L. Dauderman
                              -------------------------------------------------
                              Chairman of the Board and Chief Executive Officer

                                INDEX TO EXHIBIT


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  99.1            Certification of Officers Pursuant to 18 U.S.C. 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f
                  2002.