Form 10-Q
period 2002-09-30
WINDSOR WOODMONT BLACK HAWK RESORT CORP
filed 2002-11-14
CIK 1119040

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       or

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
                                      INDEX


Part I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets, September 30, 2002 (unaudited) and December 31, 2001            2

                  Condensed Consolidated Statements of Operations for the three months and nine months ended
                    September 30, 2002 and 2001 (unaudited)                                                              3

                  Condensed Consolidated Statement of Comprehensive Loss for the three months and nine months
                    Ended September 30, 2002 and 2001 (unaudited)                                                        4

                  Condensed Consolidated Statements of Redeemable Preferred Stock and Stockholders'
                    Equity for the period from December 31, 1998 through September 30, 2002 (unaudited)                  5

                  Condensed Consolidated Statements of Cash Flows for the three months and nine months ended
                    September 30, 2002 and 2001 (unaudited)                                                              6

                  Notes to Consolidated Financial Statements                                                        7 - 10

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            11 - 13

Part II - OTHER INFORMATION

         Item 1. Legal Proceedings                                                                                 14 - 15

         Item 2. Changes in Securities and Use of Proceeds                                                              15

         Item 3. Defaults Upon Senior Securities                                                                        15

         Item 4. Submission of Matters to a Vote of Security Holders                                                    15

         Item 5. Other Information                                                                                      15

         Item 6. Exhibits and Reports on Form 8-K                                                                  15 - 16

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                           CONSOLIDATED BALANCE SHEETS



                                                                           September 30, 2002  December 31, 2001
                                                                           ------------------  -----------------
ASSETS
CURRENT ASSETS:
Cash                                                                          $   8,019,855      $   9,667,138
Cash and cash equivalents, restricted                                             2,347,774          5,012,476
Short-term investments, restricted                                                        0          6,480,236
Accounts receivable                                                               1,621,620            223,511
Inventories                                                                         331,128            282,745
Prepaid expenses                                                                    904,549            859,704
Other current assets                                                                 19,593
                                                                              -------------      -------------
Total current assets                                                             13,244,519         22,525,810

Property and Equipment, net                                                     121,531,380        124,599,615

OTHER ASSETS:
Base stock inventories/uniforms, net of accumulated amortization                    207,401            279,062
Funds held in escrow and security deposits                                          236,257            235,151
Franchise Fees                                                                       40,000             40,000
Deferred financing costs, net of accumulated amortization
    of $3,723,016 and $2,475,409, respectively                                    4,154,575          5,252,182
                                                                              -------------      -------------

TOTAL ASSETS                                                                  $ 139,414,132      $ 152,931,820
                                                                              =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt                                          $ 129,828,541      $   4,029,205
Trade accounts payable and accrued expenses                                       4,117,797          1,684,980
Accounts payable related parties                                                  2,744,197          4,925,732
Construction accounts payable                                                     5,378,677          7,344,158
Accrued interest                                                                  8,072,520          3,976,906
Other current liabilities                                                         1,691,204            256,157
                                                                              -------------      -------------
Total current liabilities                                                       151,832,936         22,217,138

NON CURRENT LIABILITIES
Long-term debt, less current portion                                                      0        128,420,658
Warrants issued on common stock                                                     713,720          3,568,600
                                                                              -------------      -------------
Total non current liabilities                                                       713,720        131,989,258

REDEEMABLE PREFERRED STOCK
Series A - 11% dividend, $100 redemption value, 29,000 shares outstanding         2,900,000          2,900,000
Series B - 7% dividend, $100 redemption value, 30,000 shares outstanding          1,808,898          1,754,637
Accrued dividends on preferred stock                                              1,388,841            968,576
                                                                              -------------      -------------
Total redeemable preferred stock                                                  6,097,739          5,623,213

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 10,000,000 shares authorized,
    1,000,000 shares outstanding                                                     10,000             10,000
Additional paid in capital                                                       12,241,250         12,241,250
Deficit accumulated during the development stage                                (31,481,513)       (19,209,132)
Other comprehensive income                                                                0             60,093
                                                                              -------------      -------------
Total stockholders' equity                                                      (19,230,263)        (6,897,789)
                                                                              -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 139,414,132      $ 152,931,820
                                                                              =============      =============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                    For the Three Months Ended       For the Nine Months Ended
                                            September 30,                  September 30,
                                  ------------------------------   ------------------------------
                                      2002             2001            2002             2001
                                  -------------    -------------   -------------    -------------
OPERATING REVENUES:
Casino                            $  17,004,014    $          --   $  48,085,043    $          --
Food and beverage                     2,221,838                        5,704,672
Other                                   297,115                          776,605
                                  -------------    -------------   -------------    -------------
                                     19,522,967                       54,566,320
Less: Promotional allowances         (1,175,381)                      (2,876,952)
                                  -------------    -------------   -------------    -------------

Net operating revenues               18,347,586                       51,689,368
                                  -------------    -------------   -------------    -------------

OPERATING EXPENSES:
Casino                                9,997,442                       28,420,619
Food and beverage                     2,030,628                        5,778,997
Other operating expenses                503,789                        1,498,186
General and administrative            2,531,809                        8,145,057
Reorganization expenses                 209,111                          209,111
Start up costs                           12,115          607,739         (11,549)         938,081
Management fees                         721,813                        1,859,136
Depreciation and amortization         2,111,700                        6,265,153
                                  -------------    -------------   -------------    -------------

Total operating expenses             18,118,407          607,739      52,164,710          938,081
                                  -------------    -------------   -------------    -------------

Operating Income                        229,179         (607,739)       (475,342)        (938,081)

OTHER INCOME (EXPENSE):
Interest income                          12,883          390,900         129,090        1,785,626
Interest expense                     (4,766,332)        (977,812)    (14,360,743)      (4,576,451)
Change in valuation of warrants               0                        2,854,880
                                  -------------    -------------   -------------    -------------

Other expense, net                   (4,753,449)        (586,912)    (11,376,773)      (2,790,825)
                                  -------------    -------------   -------------    -------------

Net loss                             (4,524,270)      (1,194,651)    (11,852,115)      (3,728,906)

Preferred stock dividends               141,801          148,082         420,265          412,582
                                  -------------    -------------   -------------    -------------

Net loss attributable to
    common stock                  $  (4,666,071)   $  (1,342,733)  $ (12,272,380)   $  (4,141,488)
                                  =============    =============   =============    =============


Loss per share
    Basic                         $       (4.67)   $       (1.34)  $      (12.27)   $       (4.14)
    Diluted                       $       (4.67)   $       (1.34)  $      (12.27)   $       (4.14)

Weighted Average Shares
    Basic                             1,000,000        1,000,000       1,000,000        1,000,000
    Diluted                           1,000,000        1,000,000       1,000,000        1,000,000


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                            For the Three Months Ended       For the Nine Months Ended
                                                    September 30,                September 30,
                                            ----------------------------    ----------------------------
                                                2002           2001            2002             2001
                                            ------------    ------------    ------------    ------------
Net loss                                    $ (4,524,271)   $ (1,194,651)   $(11,852,116)   $ (3,728,906)

Unrealized gain (loss) on securities held
    for sale                                          --         (92,047)        (60,093)       (129,329)
                                            ------------    ------------    ------------    ------------

Comprehensive loss                          $ (4,524,271)   $ (1,286,698)   $(11,912,209)   $ (3,858,235)
                                            ============    ============    ============    ============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY



                                                         Redeemable
                                                       Preferred Stock               Common Stock
                                                ---------------------------    ---------------------------
                                                   Shares         Amount          Shares         Amount
                                                ------------   ------------    ------------   ------------
Balance at December 31, 1998                                                          1,000             10
                                                ------------   ------------    ------------   ------------
Balance at December 31, 1999                                                          1,000             10

Issuance of common stock                                                            999,000          9,990
11% Series A preferred stock                          29,000   $  2,900,000
7% Series B preferred stock                           30,000      3,000,000
Warrants for common stock attached to
    Series B preferred stock                                     (1,315,330)
Preferred stock dividends                                           417,322
                                                ------------   ------------    ------------   ------------
Balance at December 31, 2000                          59,000      5,001,992       1,000,000         10,000

Amortization of value of warrants attached to
    Series B preferred stock                                         69,967
Preferred stock dividends                                           551,254
                                                ------------   ------------    ------------   ------------
Balance at December 31, 2001                          59,000      5,623,213       1,000,000         10,000

Amortization of value of warrants attached to
    Series B preferred stock                                         54,261
Preferred stock dividends                                           420,265
                                                ------------   ------------    ------------   ------------
Balance at September 30, 2002                         59,000   $  6,097,739       1,000,000   $     10,000
                                                ============   ============    ============   ============


                                                                  Deficit
                                                                Accumulated
                                                 Additional      During the           Other             Total
                                                  Paid In       Development       Comprehensive    Stockholders'
                                                  Capital          Stage              Income            Equity
                                               --------------   --------------    --------------   --------------

Balance at December 31, 1998                   $          990   $   (4,304,641)                    $   (4,303,641)

Net loss                                                              (676,400)                          (676,400)
                                               --------------   --------------    --------------   --------------
Balance at December 31, 1999                              990       (4,981,041)                        (4,980,041)

Issuance of common stock                           12,240,260                                          12,250,250
Preferred stock dividends                                             (417,322)                          (417,322)
Net loss                                                            (5,354,482)                        (5,354,482)
Unrealized gain on investments available for
  sale                                                                                   286,686          286,686
                                               --------------   --------------    --------------   --------------
Balance at December 31, 2000                       12,241,250      (10,752,845)          286,686        1,785,091

Preferred stock dividends                                             (551,254)                          (551,254)
Net loss                                                            (7,905,033)                        (7,905,033)
Unrealized gain on investments available for
  sale                                                                                  (226,593)        (226,593)
                                               --------------   --------------    --------------   --------------
Balance at December 31, 2001                       12,241,250      (19,209,132)           60,093       (6,897,789)

Preferred stock dividends                                             (420,265)                          (420,265)
Net loss                                                           (11,852,116)                       (11,852,116)
Unrealized gain on investments available for
  sale                                                                                   (60,093)         (60,093)
                                               --------------   --------------    --------------   --------------
Balance at September 30, 2002                  $   12,241,250   $  (31,481,513)   $           --   $  (19,230,263)
                                               ==============   ==============    ==============   ==============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                     For the Three Months Ended      For the Nine Months Ended
                                                         September 30, 2002              September 30, 2002
                                                    ----------------------------    ------------------------------
                                                         2002          2001             2002           2001
                                                    ------------    ------------    ------------    ------------
Cash flows used in operating activities
  Net Loss                                          $ (4,524,271)   $ (1,194,651)   $(11,852,116)   $ (3,728,906)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
    Depreciation and amortization expense              2,111,700                       6,265,153
    Amortization of deferred financing costs             416,757         342,249       1,247,607       1,031,174
    Amortization of debt discount                         86,099          85,795         258,089         257,201
    Amortization of preferred stock issuance cost         18,271          17,367          54,261          51,807
    Change in valuation of warrants                                                   (2,854,880)
  Changes in working capital:
    Accounts receivable                               (1,317,759)                     (1,398,109)
    Inventory                                            (40,863)                        (48,383)
    Prepaid expenses                                     241,746         (15,045)        (44,845)        (15,045)
    Other current assets                                   6,840                         (19,593)
    Trade accounts payable                               543,445                       2,432,817
    Accounts payable related parties                   1,128,186                      (2,181,535)
    Accrued interest                                   3,691,736      (2,887,499)      4,095,614      (2,214,052)
    Other current liabilities                            119,478                       1,435,047
                                                    ------------    ------------    ------------    ------------
      Net cash used in operating activities            2,481,365      (3,651,784)     (2,610,873)     (4,617,821)
                                                    ------------    ------------    ------------    ------------
Cash flows from investing activities:
  Decrease (increase) in funds held in escrow              1,493          (5,700)         (1,106)         44,300
  Increase in base stock inventory/uniforms                                              (90,479)
  Increase in property and equipment                    (108,722)    (19,142,926)     (3,034,778)    (45,616,591)
  Decrease (increase) in cash - restricted, cost          (6,824)     15,395,833       2,664,702      18,700,770
  Decrease in investments, cost                                        6,272,878       6,420,143      29,848,681
  (Decrease) increase in construction accounts
    payable                                             (135,441)      1,503,568      (1,965,481)      1,982,803
                                                    ------------    ------------    ------------    ------------
      Net cash provided (used) in investment
        activities                                      (249,494)      4,023,653       3,993,001       4,959,963
                                                    ------------    ------------    ------------    ------------
Cash flows from financing activities:
  Deferred offering costs incurred                                      (426,805)       (150,000)       (450,978)
  Payment of notes payable                            (1,039,998)                     (2,879,411)
                                                    ------------    ------------    ------------    ------------
      Net cash (used) provided by financing
        activities                                    (1,039,998)       (426,805)     (3,029,411)       (450,978)
                                                    ------------    ------------    ------------    ------------
Net change in cash and cash equivalents                1,191,873         (54,936)     (1,647,283)       (108,836)
Cash and cash equivalents, beginning of period         6,827,982         175,304       9,667,138         229,204
                                                    ------------    ------------    ------------    ------------
Cash and cash equivalents, end of period            $  8,019,855    $    120,368    $  8,019,855    $    120,368
                                                    ============    ============    ============    ============


Non Cash Items:
Construction in progress due to retainage           $         --    $   (786,880)   $         --    $ (1,753,020)

Interest paid, net of capitalized interest          $    536,289    $  4,519,601    $  8,682,244    $ 13,000,000



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

         The financial information at September 30, 2002, and for the three months and nine months ended September 30, 2002 and 2001 is unaudited. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company is currently without an independent auditor and this Form 10-Q has not been reviewed by an independent audit firm as required by Rule 10-01(d) of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that will be achieved for the entire year.

         These financial statements should be read in conjunction with the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

         Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation which have no effect on previously reported net income.

2. GOING CONCERN CONSIDERATIONS

         On September 13, 2002, the Company reported that it was invoking its right to delay the interest payments due on September 15, 2002 under its $100 million principal amount 13% First Mortgage Notes due 2005 (the "Notes") and its $7.5 million principal amount 15.5% Second Mortgage Notes due 2010 (the "Second Mortgage Notes"), pursuant to the applicable agreements between the Company and its debt holders.

         On October 15, 2002, the Company failed to make the interest payments initially due on September 15, 2002, that it had elected to defer until October 15, 2002 on the Notes and the Second Mortgage Notes. The Company's failure to pay the interest on the Notes and the Second Mortgage Notes constituted an "Event of Default" under the applicable agreements.

         On October 23, 2002, the Company received notice from SunTrust Bank, Trustee for a majority in principal amount of the currently outstanding Notes, that the Notes were due and payable immediately. Pursuant to the terms of the indenture, the Trustee may pursue any and all remedies available to collect the full amount of principal, interest and premium, if any, due on the Notes.

         On November 7, 2002, (the "Filing Date"), the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code"), in the United States Bankruptcy Court for the District of Colorado ("Bankruptcy Court" or "Court")(Case No .02-28089ABC, the "Case"). On November 1, 2002, SunTrust Bank, as Trustee for the registered holders of the Company's 13% First Mortgage Notes and 13% Series B First Mortgage Notes under an indenture dated March 14, 2000 obtained a court order for the appointment of a receiver ("Receiver"). From November 1,

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.

                          NOTES TO FINANCIAL STATEMENTS

2002 until the Filing Date, the Company's business had been operated by the Receiver. However, following the filing of the bankruptcy petition, the Receiver's authority to operate the business was automatically stayed and the Company is operating the business under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

          The Company intends to utilize the Chapter 11 process to reorganize its financial and operational affairs with the goal of preserving and enhancing the assets of the Company for the benefit of creditors and shareholders. The Company expects the business to operate as usual, our valued employees to be retained, and for our post-bankruptcy obligations to be satisfied.

         One of the primary reasons for filing under the Code was the Company's inability to generate sufficient operating profits to enable it to meet its debt obligations as they became due. The outstanding principal of, and accrued interest on, all long-term debt of the Company became immediately due and payable as a result of the commencement of the Case. However, the vast majority of the claims in existence at the Filing Date are stayed (deferred) while the Company continues to manage the business.

         Generally, pre-Filing Date claims against the Company will fall into two categories: secured and unsecured, including certain contingent or unliquidated claims. Under the Code, a creditor's claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. Unsecured and partially secured claims do not accrue interest after the Filing Date. A fully secured claim, however, does accrue interest after the Filing Date until the amount due and owing to the secured creditor, including accrued interest after the Filing Date, is equal to the value of the collateral securing such claim. The amount and validity of pre-Filing Date contingent or unliquidated claims, although presently unknown, ultimately may be established by the Court or by agreement of the parties. As a result of the Case, additional pre-Filing Date claims and liabilities may be asserted, some of which may be significant. No provision has been included in the accompanying financial statements for such potential claims and additional liabilities that may be filed on or before a date to be fixed by the Court as the last day to file proofs of claims.

         The Company is currently operating under the jurisdiction of Chapter 11 of the Code and the Court, and the continuation of the Company as a going concern is contingent upon, among other things, its ability to restructure successfully, including refinancing its debts, and the ability of the Company to general sufficient cash to fund future operations. There can be no assurance in this regard.

         The Company's objective is to achieve the highest possible recoveries for all creditors and shareholders, consistent with the Company's ability to pay and to continue the operation of the Company's business. However, there can be no assurance that the Company will be able to attain these objectives or to achieve a successful reorganization. Further, there can be no assurance that the liabilities of the Company will not be found to exceed the fair value of their assets. This could result in claims being paid at less than 100% of their face value and the equity of the Company's shareholders being diluted or cancelled.

         Under the Code, the rights of, and ultimate payments to pre-Filing Date creditors and shareholders may be substantially altered from their contractual terms. At this time, it is not possible to predict the outcome of the Case, in general, or the effect of the Case on the business of the Company or on the interests of creditors and shareholders.

         The Company anticipates that substantially all liabilities of the Company as of the Filing Date will be resolved under one or more plans of reorganizations to be proposed and voted on in the Case in accordance with the provisions of the Code. Although the Company intends to file and seek confirmation of such a plan or plans, there can be no assurance as to when the Company will file such a plan or plans, or that such plan or plans will be confirmed by the Court and consummated.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the filing of the Case, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.

                          NOTES TO FINANCIAL STATEMENTS



3.   NOTES PAYABLE
Notes payable consisted of the following at September 30, 2002 and December 31, 2001:


                                                                   September 30,   December 31,
                                                                       2002            2001
                                                                   -------------   -------------
13% First Mortgage Notes, net of discount, due March 15, 2005      $  99,189,152   $  98,943,164
15.5% Second Mortgage Notes, net of discount, due March 15, 2010       9,718,800       9,706,699
FF&E Note, interest at prime + 6.75% (11.5% at March 31, 2002)        18,026,672      20,800,000
Black Hawk Business Improvement Bonds, $975,000 at 6% interest, due December 1, 2005 + $2,025,000 at 6.75% interest,
    due December 1, 2011                                               2,893,917       3,000,000
                                                                   -------------   -------------
                                                                   $ 129,828,541   $ 132,449,863
 Less current maturities                                             129,828,541       4,029,205
                                                                   -------------   -------------
 Long-term debt                                                    $          --   $ 128,420,658
                                                                   =============   =============

    As described in Note 2 above, all of the Company's long-term debt became immediately due and payable as a result of the commencement of the Case, accordingly, long-term debt balances have been reclassified to current maturities.

    Substantially all of the Company's assets are pledged as collateral for long-term debt.

4. WARRANTS ISSUED ON COMMON STOCK

         Warrants issued in connection with the Company's various financing transactions (see Note 3), contain a "put option" permitting the warrant holder to redeem the warrant for cash. The value of the warrants were provided by the Company's placement agent, U.S. Bancorp Libra. The warrants issued with the first mortgage notes and second mortgage notes were valued at $1.64 million and $160,000, respectively. The warrants issued with the Series B preferred stock were valued at $1.37 million. The value of warrants issued to U.S. Bancorp Libra was $383,000. Due to the cash based put option features of the warrants, the total warrant value has been recorded as a liability in the accompanying consolidated balance sheet and recorded at fair value each reporting period. As of September 30, 2002 and December 31, 2001 a liability for the fair market value of the warrants of $713,720 and $3,568,600, respectively, was recorded in the accompanying consolidated balance sheet with the corresponding non-operating income resulting from the reduction in fair market value at June 30, 2002 from December 31, 2001 in the amount of $2,854,880 was recorded in the accompanying consolidated statement of operations for the nine months ended September 30, 2002.

5. REORGANIZATION EXPENSES

         Reorganization related expenses of $209,000 were incurred during the three months and nine months ended September 30, 2002. Such costs include costs incurred for legal, financial advisor services received in connection with our debt restructuring efforts. Such costs also include travel related expenses and other costs directly related to our debt restructuring efforts.

6. COMMITMENTS AND CONTINGENCIES

Gaming Regulation Licensing

         The Company's ability to conduct gaming operations in the State of Colorado is subject to the licensability and qualifications of the Company and its common stockholders. The Company received the required gaming licenses on September 20, 2001. Additionally, upon receipt of a gaming license, such licensing and qualifications are reviewed periodically by the gaming authorities in Colorado and there are no guarantees such licenses will be renewed. The Company received the required gaming license renewals on September 26, 2002.

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

Success Fee

         The Company has agreed to pay Daniel P. Robinowitz, the Company's former Chairman of the Board, President and Chief Executive Officer of the Company, a "success fee" of up to $800,000. The success fee will be paid if funds, as defined, are available. Accordingly, no costs have been accrued under this agreement as of September 30, 2002.

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

FORWARD-LOOKING STATEMENTS

         Certain of the information contained in this Form 10-Q should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect the Company's current views with respect to current events and financial performance. Such forward looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the Company's ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the ability of the Company to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 case; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm a plan of reorganization, for the appointment of a Chapter 11 trustee or to convert the case to a Chapter 7 case; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company's ability to maintain contracts that are critical to its operations; the ability to terminate undesirable executory contracts and unexpired leases, the potential adverse impact of the Chapter 11 cases on the Company's liquidity or results of operations; the ability of the Company to fund and execute its business plan; the ability of the Company to attract, motivate and/or retain key executives and associates; and the ability of the Company to attract and retain customers; demand for gaming in the market in which the Company operates; economic conditions; labor costs; financing costs; security-related costs; competitive pressures; weather conditions; government legislation and regulation; and other risks and uncertainties listed from time to time in the Company's reports to the United States Securities and Exchange Commission. Other factors and assumptions not identified above are also involved in the preparation of forward-looking statements, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law.

         Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company's various pre-petition liabilities, common stock and/or other equity securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

OVERVIEW

         Management believes the Company's liquidity and capital resources will be sufficient to maintain its normal operations at current levels and does not anticipate any adverse impact on its operations, customers and employees. However, costs previously incurred and which will be incurred in the future in connection with restructuring the Company's debt obligations and bankruptcy proceedings have been and will continue to be substantial and there can be no assurance that the Company will be able to successfully restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the restructuring period.

         The Company is currently operating under the jurisdiction of Chapter 11 of the Code and the Court, and the continuation of the Company as a going concern is contingent upon, among other things, its ability to restructure successfully, including refinancing its debts, and the ability of the Company to general sufficient cash to fund future operations. There can be no assurance in this regard.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements of Windsor Woodmont Black Hawk Resort Corp., including the respective notes thereto and other financial information included elsewhere in this report.

RESULTS OF OPERATIONS

         Prior to the opening of the casino on December 20, 2001 we were in the development stage. Prior to March 17, 2000 all costs were borne by Windsor Woodmont, LLC, and such costs were reimbursed with proceeds of the first mortgage notes offering and related transactions. The Company's operating results are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control.

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

Three Months Ended September 30, 2002 and Nine Months Ended September 30, 2002

         The Company's Management Agreement with Hyatt Gaming Management, Inc. ("Hyatt") vests the management and operation of the casino in Hyatt. The results of such operations to date have failed to meet the budgeted revenues and operating margins. Consequently, management believes that Hyatt's operation of the Company's casino is not generating adequate cash flow for the Company to be able to pay its debt service obligations when they become due. See Liquidity and Capital Resources.

         Total revenue for the three months ended September 30, 2002 was $19,522,967, $18,347,586 net of promotional allowances. This included $17,004,014 in casino revenue, $2,221,838 in food and beverage revenue, and $297,115 of other revenue. Total revenue for the nine months ended September 30, 2002 was $54,566,320, $51,689,368 net of promotional allowances. This included $48,085,043 in casino revenue, $5,704,672 in food and beverage revenue, and $776,605 of other revenue.

         Casino operating expenses for the three months ended September 30, 2002 totaled $9,997,442, including $2,910,766 in state and local gaming taxes and device fees. Casino operating expenses for the nine months ended September 30, 2002 totaled $28,420,619, including $9,491,756 in state and local gaming taxes and device fees. The operating expenses consist principally of salaries, wages and benefits, marketing costs, and other operating expenses of the casino.

         Food and beverage expenses for the three months ended September 30, 2002 totaled $2,030,628, including $1,242,235 in cost of goods sold. Food and beverage expenses for the nine months ended September 30, 2002 totaled $5,778,997, including $3,466,608 in cost of goods sold. Other food and beverage expenses consist principally of salaries, wages and benefits, and other operating expenses of the food and beverage operations.

         Other operating expenses for the three months ended September 30, 2002 totaled $503,789. Other operating expenses for the nine months ended September 30, 2002 totaled $1,498,186. Other operating expenses consist of salaries, wages and benefits, contract entertainment expense, and other operating expenses.

         General and administrative expenses for the three months ended September 30, 2002 totaled $2,531,809. General and administrative expenses for the nine months ended September 30, 2002 totaled $8,145,057. General and administrative expenses consist of salaries, wages and benefits, utilities, insurance, property taxes, legal and professional expenses, maintenance and repairs, cleaning supplies, and other operating expenses.

         Reorganization expenses for the three months and nine months ended September 30, 2002 totaled $209,111. Such costs include costs for legal, financial advisor services received in connection with our debt restructuring efforts. Such costs also include travel related expenses and other costs directly related to our debt restructuring efforts.

         Management fees are amounts paid to Hyatt under the Management Agreement, and consist of two components: a base management fee, which is payable currently, and an incentive fee which is payable annually if certain financial ratios are met. The base management fee for the three months ended September 30, 2002 totaled $531,199. The base management fee for the nine months ended September 30, 2002 totaled $1,450,554. The incentive management fee for the three months ended September 30, 2002 totaled $190,614. The incentive management fee for the nine months ended September 30, 2002 totaled $408,582. Based on operating results to date, the required financial ratios are not expected to be met, and the incentive management fee, while accrued currently, will not be payable this year.

         Depreciation and amortization expense for the three months ended September 30, 2002 totaled $2,111,700. Depreciation and amortization expense for the nine months ended September 30, 2002 totaled $6,265,153. These expenses relate to property and equipment from the date placed in service.

         Interest expense for the three months ended September 30, 2002 totaled $4,766,322, including $416,757 in amortization of debt issuance costs. Interest expense for the nine months ended September 30, 2002 totaled $14,360,743, including $1,247,607 in amortization of debt issuance costs. As operations commenced on December 20, 2001, interest capitalization ceased, and therefore there was no interest capitalized during the three months or nine months ended September 30, 2002.

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

         Start up costs are expensed as incurred. The start up costs for the three months and nine months ended September 30, 2001 were incurred by the Company in accordance with the provisions of the management agreement with Hyatt.

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

         The Company meets its working capital requirements from internally generated cash flow from operations, and does not have any other external sources of cash to provide funds to meet its obligations. As discussed above in Footnote 1, the Company did not make its required interest payments on September 15, 2002 on its First Mortgage Notes and its Second Mortgage Notes.

         As discussed above, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the reorganization. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations, management believes that its liquidity and capital resources will be sufficient to maintain all of its normal operations at current levels and does not anticipate any adverse impact on its operations, customers or employees. Costs previously incurred and to be incurred in the future in connection with the reorganization have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to reorganize its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period.

         At September 30, 2002, total cash, cash equivalents and short-term investments, including restricted cash, was $10,367,629, compared to $21,159,850 at December 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         We are involved in certain legal proceedings, claims and litigation, including those described below. Further, we may become involved in other such proceedings in the future. The results of legal proceedings cannot be predicted with certainty.

         On November 7, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Colorado (Case No. 02-28089ABC). For additional information, please See Note 1 above.

         On July 6, 2001, Paul, Hastings, Janofsky & Walker, a Los Angeles and New York Based law firm, which acted as issuers counsel for the Company in securing the $107,500,000 financing for the Company's casino project, filed suit in Los Angeles County Court seeking damages of approximately $470,000 in legal fees and costs in connection with securing the financing. This case has been settled for a total of $150,000, $50,000 of which has been paid, and the balance of $100,000 which is due on December 20, 2002.

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

         PCL Construction Services, Inc. ("PCL") acted as the general contractor for the Company in the construction of the Black Hawk Casino by Hyatt project. The substantial completion date for the project was originally to have been October 29, 2001 and was subsequently amended by change order to November 15, 2001. In fact, construction of the casino was not at a point where the casino could open for business until December 20, 2001. PCL has submitted a pay application to the Company seeking payment of what PCL believes to be a majority of the balance due on the contract - approximately $1,240,000 in the form of cost to complete and approximately $3,600,000 in retainage as of December 31, 2001. In addition to these amounts, the Company and PCL have disagreed over the scope and proper amount of certain additional change notices and change orders. The precise amount in dispute over change notices and change orders has not yet been quantified by the parties. On February 15, 2002, the Company wrote PCL a letter advising PCL that PCL's pay applications would not be processed until such time as PCL had completed the project, including all required punch list items, until there had been final resolution of any further issues relative to change orders and change notices, and until PCL and the Company had reached an agreement relative to the amount of the Company's setoffs and claims for project mismanagement and completion delay by PCL. PCL and approximately twelve of PCL's subcontractors have sent the Company notice of intent to file liens and recorded mechanic's liens. In late May, 2002, the Company initiated litigation against PCL seeking damages for PCL's misrepresentations and nondisclosures in conjunction the performance of this job, resulting, among other things, in a delayed opening and loss of revenues. In mid-June, 2002 PCL initiated separate litigation against the Company seeking to foreclose on its mechanic's lien and for breach of contract. A third separate case for breach of contract against PCL and foreclosure of mechanic's lien against the Company, has been filed by Sturgeon Electric, one of PCL's largest subcontractors. All three of these cases have been consolidated. Given that these cases have only recently been filed and no discovery has been conducted, it is not possible to predict the outcome of this litigation. Management believes that it is possible that a significant adverse decision could have material adverse effect on our financial condition, liquidity or results of operations.

         The architect for the Company's casino was Paul Steelman Design ("PSD"). PSD claims it is owed approximately $200,000 in additional fees for the project. The Company claims PSD has been paid in full. The Company has an affirmative claim against PSD for breach of the architectural services contract and for professional errors and omissions in the services provided. The Company and PSD have entered into a Dispute Resolution Agreement under which the respective claims of the Company and PSD will be resolved by mediation in February, 2003, to be followed by binding arbitration in July, 2003, if necessary. The outcome of these proceedings will not have a material adverse affect on the Company's financial condition or operations.

Item 2. Changes in Securities and Use of Proceeds

         Not Applicable.

Item 3. Defaults Upon Senior Securities

         The Company has $100 million principal amount 13% First Mortgage Notes due 2005 (the "Notes") and $7.5 million principal amount 15.5% Second Mortgage Notes due 2010 (the "Second Mortgage Notes"). The Company invoked its right, pursuant to the applicable agreements with the debt holders, to deferred the interest payment due on September 15, 2002 until October 15, 2002. The Company failed to make the interest payments on October 15, 2002. The Company's failure to pay the interest on the Notes and the Second Mortgage Notes constituted an "Event of Default" under the applicable agreements. On October 23, 2002, the Company received notice from SunTrust Bank, Trustee for a majority in principal amount of the currently outstanding Notes, that the Notes were due and payable immediately. As of September 30, 2002, the total amount of Notes in default was $ 99,189,152 and Second Mortgage Notes in default was $ 9,718,800. Pursuant to the terms of the indenture, the Trustee may pursue any and all remedies available to collect the full amount of principal, interest and premium, if any, due on the Notes.

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5. Other Information

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

         Form 8-K filed on September 13, 2002, reporting that the Company was invoking its right to delay the interest payments due on September 15, 2002 under its $100 million principal amount 13% First Mortgage Notes due 2005 (the "Notes") and its $7.5 million principal amount 15.5% Second Mortgage Notes due 2010 (the "Second Mortgage Notes"), pursuant to the applicable agreements between the Company and its debt holders.

         Form 8-K filed on October 15, 2002, reporting the Company failed to make the interest payments initially due on September 15, 2002, that it had elected to defer until October 15, 2002 on the Notes and the Second Mortgage Notes. The Company's failure to pay the interest on the Notes and the Second Mortgage Notes constituted an "Event of Default" under the applicable agreements.

         Form 8-K filed on October 23, 2002, reporting the Company received notice from SunTrust Bank, Trustee for a majority in principal amount of the currently outstanding Notes, that the Notes are due and payable immediately. Pursuant to the terms of the indenture, the Trustee may pursue any and all remedies available to collect the full amount of principal, interest and premium, if any, due on the Notes.

         Form 8-K filed on November 8, 2002 reporting that on November 7, 2002 (the Filing Date"), the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the District of Colorado (Case No .02-28089ABC). On November 1, 2002, SunTrust Bank, as

Trustee for the registered holders of the Company's 13% First Mortgage Notes and 13% Series B First Mortgage Notes under an indenture dated March 14, 2000 obtained a court order for the appointment of a receiver ("Receiver"). From November 1, 2002 until the Filing Date, the Company's business had been operated by the Receiver. However, following the filing of the bankruptcy petition, the Receiver's authority to operate the business was automatically stayed and the Company is operating the business under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

Exhibits

Exhibit 99.1 Certification of Officers Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2002

                                        WINDSOR WOODMONT BLACK HAWK RESORT CORP.



                                        /s/ Jerry L. Dauderman
                                        ----------------------------------------
                                            Chairman of the Board and Chief
                                              Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jerry Dauderman, certify that:

         1. I have reviewed this Quarterly Report on Form 10-Q of Windsor Woodmont Black Hawk Resort Corp.;

         2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period discovered by this Quarterly Report;

         3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date") and;

                  c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                        /s/ Jerry Dauderman
                                               ---------------------------------
                                               Jerry Dauderman, Chairman and CEO

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael L. Armstrong, certify that:

         1. I have reviewed this Quarterly Report on Form 10-Q of Windsor Woodmont Black Hawk Resort Corp.;

         2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period discovered by this Quarterly Report;

         3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date") and;

                  c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002            /s/ Michael L. Armstrong
                                   --------------------------------------------
                                   Michael L. Armstrong, Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
------            -----------


Exhibit 99.1 Certification of Officers Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.