Form 10-K
period 2002-12-31
WINDSOR WOODMONT BLACK HAWK RESORT CORP
filed 2003-05-05
CIK 1119040

                                    FORM 10-K
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the fiscal year ended: December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to __________________

                         Commission file number 0-31737

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                 (Name of small business issuer in its charter)

              Colorado                                     75-2740870
   -------------------------------              --------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

                                 111 Richman St.
                           Black Hawk, Colorado 80422
                     (Address of principal executive office)

Issuer's Telephone Number: (303) 582-3600
Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.01 par value (Title of class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]         No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

         Yes [ ]         No [X]

State issuer's operating revenues for its most recent fiscal year: $65,863,813

We are unable to determine the aggregate market value for the 580,767 shares of the common stock, $0.01 par value per share, held by non-affiliates because there is no trading market for our common stock.

The number of shares of common stock of the registrant outstanding as of December 31, 2002 was 1,000,000.

While the registrant is currently involved in Chapter 11 Bankruptcy proceedings, no securities have been distributed under a plan confirmed by the court.

Document incorporated by reference:

                  Document                                          Part of Form 10-K into which Incorporated
                  --------                                          -----------------------------------------
Windsor Woodmont Black Hawk Resort Corp.'s                                          Part III
Definitive Proxy Statement for its Annual Meeting
of Stockholders to be held May 28, 2003

                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
PART I
     Item 1.      Description of Business .....................................................        1
     Item 2.      Description of Property .....................................................       26
     Item 3.      Legal Proceedings ...........................................................       26
     Item 4.      Submission of Matters to a Vote of Security Holders .........................       27

PART II
     Item 5.      Market for Common Equity and Related Stockholder Matters ....................       27
     Item 6.      Selected Financial Data .....................................................       28
     Item 7.      Management's Discussion and Analysis of Financial Condition and
                    Results of Operations .....................................................       29
     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk ..................       34
     Item 8.      Financial Statements ........................................................       34
     Item 9.      Changes in and Disagreements With Accountants
                    on Accounting and Financial Disclosure ....................................       34

PART III
     Item 10.     Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act .........................       35
     Item 11.     Executive Compensation ......................................................       35
     Item 12.     Security Ownership of Certain Beneficial Owners and Management ..............       35
     Item 13.     Certain Relationships and Related Transactions ..............................       35
     Item 14.     Controls and Procedures .....................................................       35
     Item 15.     Exhibits and Reports on Form 8-K ............................................       35

SIGNATURES ....................................................................................       37

PART I

ITEM 1.     BUSINESS

         Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Factors That May Affect Future Results," as well as those discussed elsewhere in this Form 10-K.

         We have based the Black Hawk market data and other statistical information in this Annual Report, including parking data, on information supplied by the Colorado Division of Gaming (the "Division of Gaming"), the City of Black Hawk and various public announcements and filings made by some of the casinos in the Black Hawk market. We have also relied on other sources that we believe are reliable. While we believe that the information is accurate, we have not independently verified any of this information or such announcements and filings, and it is possible they may not be accurate in all material respects. In addition, the gaming markets in Colorado and in Black Hawk are subject to continual changes, including changes in the number and size of casinos in such markets. Because of these changes, our estimates of the Casino's expected position in Colorado and in Black Hawk in terms of size, comparable amenities, parking and nearby competition could become inaccurate at any time.

         As used in this Annual Report, the terms "our company," "we" and "us" refer to Windsor Woodmont Black Hawk Resort Corp., the term "First Mortgage Notes" refers to the $100 million principal amount of 13% First Mortgage Notes due 2005 which we issued under an indenture dated March 14, 2000. The term "Casino" refers to the integrated casino, entertainment and parking facility constructed in Black Hawk, Colorado, operated under the trade name "Black Hawk Casino by Hyatt." No representation or warranty, express or implied, is made by any of the Hyatt companies as to the accuracy or completeness of the information in this Annual Report, and nothing contained in this Annual Report is, or shall be relied upon as, a promise or representation by any of the Hyatt Companies.

OVERVIEW

         Windsor Woodmont Black Hawk Resort Corp. ("Windsor Woodmont" or the "Company") was incorporated in the State of Colorado on January 9, 1998. The Company owns the Black Hawk Casino by Hyatt, an upscale, integrated gaming, entertainment and parking facility located in Black Hawk, Colorado, approximately 40 miles from Denver (the "Casino"). The Casino opened on December 20, 2001. The Casino is located at 111 Richman Street, Black Hawk, Colorado, at the desirable four-corners intersection of Highway 119 and Richman Street in the center of the Black Hawk gaming district. Since its opening, the Casino has been managed by Hyatt Gaming Management, Inc. ("Hyatt Gaming") pursuant to a professional management agreement.

         During 2002, we experienced difficulty generating sufficient cash flow from operations to meet our financial obligations under the First Mortgage Notes and the Second Mortgage Notes, pursuant to the applicable agreements. Under the terms of the applicable agreements, our obligation to make the September 15, 2002, interest payments was deferred until October 15, 2002. Our failure to pay the interest on the First Mortgage Notes and the Second Mortgage Notes when due on October 15, 2002 constituted an "Event of Default" under the applicable agreements. On October 23, 2002, we received notice from SunTrust Bank ("SunTrust"), as Trustee under the indenture governing the First Mortgage Notes, that the First Mortgage Notes were due and payable immediately.

         On November 1, 2002, SunTrust, as Trustee under the indenture governing the First Mortgage Notes obtained a court order for the appointment of a receiver. The receiver operated the Company from November 1, 2002 until the filing of the Chapter 11 Case (defined below).

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

         On November 7, 2002 (the "Petition Date"), we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the District of Colorado (the "Bankruptcy Court") as Case No. 02-28089-ABC (the "Chapter 11 Case"). As of the Petition Date, the Bankruptcy Court assumed jurisdiction over the assets and liabilities of the Company. The receiver was removed and we are currently acting as a debtor-in-possession on behalf of the bankruptcy estate and as such, are authorized to operate the business subject to Bankruptcy Court supervision. On or about March 17, 2003, the Office of the United States Trustee appointed the Official Committee of Unsecured Creditors (the "Unsecured Creditors Committee") to represent the interests of general unsecured creditors in the Chapter 11 Case.

         The holders of the First Mortgage Notes, SunTrust, as Trustee under the indenture governing the First Mortgage Notes, Hyatt Gaming and the Unsecured Creditors Committee, among other creditor constituencies, are represented by counsel in the Chapter 11 Case, receive notice of all actions taken by the Company in the Chapter 11 Case, and have been actively involved in the Chapter 11 Case.

         Prior to the Petition Date we retained Irell & Manella LLP as our lead reorganization counsel in the Chapter 11 Case. We retained Alvarez & Marsal, Inc. as our financial advisor in connection with the Chapter 11 Case and for the preparation of a plan of reorganization. Other professionals have been retained by us in our Chapter 11 Case. All professionals have been employed pursuant to orders of the Bankruptcy Court. The payment of the fees and expenses of the professionals employed by us in the Chapter 11 Case are subject to review and approval by the Bankruptcy Court, after notice and an opportunity for a hearing. We have incurred, and will continue to incur, significant costs associated with our Chapter 11 Case.

         We determined to file our Chapter 11 Case based upon a decline in our profitability resulting from below-planned revenues in the second and third quarters of 2002. As a debtor-in-possession, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court, after notice and an opportunity for a hearing.

         Under the Bankruptcy Code, actions to collect pre-petition indebtedness or enforce pre-petition contractual obligations, as well as most other pending actions against us or property of our estate, are stayed. If a plan of reorganization can be confirmed by the Bankruptcy Court, substantially all pre-petition liabilities will be subject to restructuring. Any plan of reorganization is voted upon by creditors and equity holders and is subject to the approval of the Bankruptcy Court. A plan of reorganization must be confirmed by the Bankruptcy Court upon certain findings being made by the Bankruptcy Court as required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

         As provided by the Bankruptcy Code, we have an initial period of 120 days from the Petition Date to file a plan of reorganization and an initial period of 180 days from the Petition Date to solicit and obtain acceptances to the plan. Our initial exclusivity periods were March 7, 2003 for the filing of a plan and May 6, 2003 to obtain acceptance of such plan. On or about January 31, 2003, we petitioned the Bankruptcy Court and were granted an extension of time with respect to our exclusive right to file a plan and solicit and obtain acceptances thereto until May 6, 2003 and July 7, 2003, respectively. We may seek further extensions of its exclusivity periods. If we do not file a plan of reorganization or if such plan is not accepted by the required number of creditors or equity holders during the exclusivity periods, a party in interest may subsequently file its own plan of reorganization.

         Although we expect to file a reorganization plan that provides for emergence from Bankruptcy, there can be no assurance that a reorganization plan will be proposed or confirmed by the Bankruptcy Court, or that any such plan will be consummated.

         On December 6, 2002, we filed with the Bankruptcy Court our Schedules of Assets and Liabilities and Statements of Financial Affairs, which were amended on or about March 12, 2003 (the "Schedules"). The Schedules set forth, among other things, our assets and liabilities as shown by our books and records, subject to the assumptions contained in certain notes filed in connection therewith. All of the Schedules are subject to further amendment or modification with notice to those impacted by the amendment or modification. In the Schedules, we listed over 250 disputed and undisputed pre-petition claims against our Bankruptcy estate reflecting claims of approximately $149 million. Thereafter, the Bankruptcy Court set the deadline for filing proofs of claim and interests with the Bankruptcy Court as January 23, 2003, and subsequently set a supplemental bar date of March 17, 2003 for certain creditors and interested parties who did not receive notice of the prior bar date. Accordingly, with the exception of a general 30-day bar date for claims arising from the rejection of executory contracts and unexpired leases, the deadlines for filing proofs of claim against us have now passed. The Claims Register prepared by the Bankruptcy Court and obtained on April 8, 2003 reflects that 123 proofs of claim have been filed in the Chapter 11 Case in an aggregate amount of approximately $160 million. We also may face additional claims in the future, including, without limitation, claims arising from our rejection of executory contracts and/or unexpired leases.

         Under the Bankruptcy Code, we may assume or reject executory contracts or unexpired leases subject to the approval of the Bankruptcy Court and our satisfaction of certain other requirements. In the event we choose to reject any executory contracts or unexpired leases, parties affected by these rejections may file claims with the Bankruptcy Court as provided by the Bankruptcy Code and/or orders of the Bankruptcy Court. Unless otherwise agreed, the assumption of an executory contract or unexpired lease will require us to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition liabilities, some of which may be significant. In addition, we expect that liabilities that will be subject to compromise through the Chapter 11 process will arise in the future as a result of the rejection of executory contracts or unexpired leases, and from the determination by the Bankruptcy Court (or agreement by parties in interest) of allowed claims for items that we now claim as contingent or disputed. Conversely, we would expect that the assumption of executory contracts or unexpired leases may convert some liabilities shown on our financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, we are unable to project the magnitude of such claims with any degree of certainty.

         On December 23, 2002, we filed a motion for Bankruptcy Court approval of the rejection of the management agreement with Hyatt Gaming (the "Hyatt Management Agreement"). The rejection of the Hyatt Management Agreement will, among other things, eliminate the payment of the management fee to Hyatt Gaming under the Hyatt Management Agreement, thereby reducing operating costs and increasing net revenue. On April 10, 2003, we entered into a settlement agreement with Hyatt Gaming where Hyatt Gaming has agreed, among other things, that it will not contest the rejection of the Hyatt Management Agreement and the transition of management of the Casino to us (the "Hyatt Settlement and Release Agreement"). The Hyatt Settlement and Release Agreement also fixes the amount and priority of Hyatt Gaming's claims in the Chapter 11 Case (including the claims based on the rejection of the Hyatt Management Agreement, the claims under the Second Mortgage Note and claims under the Hyatt Management Agreement) and provides for treatment of Hyatt Gaming's claims under a plan of reorganization in the Chapter 11 Case. The Hyatt Settlement and Release Agreement is contingent upon the Bankruptcy Court's approval. A motion to approve the Hyatt Settlement and Release Agreement was filed on or about April 10, 2003. On April 25, 2003, the Bankruptcy Court entered an order approving the Hyatt Settlement and Release Agreement. The order approving the Hyatt Settlement and Release Agreement will be entered as a final order on the Rejection Date (defined below). See "Hyatt Settlement and Release Agreement."

         On February 7, 2003, we entered into a stipulation with David R. Belding, our furniture, fixture and equipment lender (the "FF&E Lender"), pursuant to which we and the FF&E Lender have reached agreement relative to the amount and priority of the FF&E Lender's claim and the treatment of such claim under a plan of reorganization in the Chapter 11 Case (the "FF&E Agreement"). A motion to approve the FF&E Agreement was filed on or about February 14, 2003. The Bankruptcy Court has not yet ruled on the motion to approve the FF&E Agreement. See "FF&E Agreement."

         During the Chapter 11 Case, we continue to operate our business in the ordinary course without interruption and without material impact on our employees, customers and suppliers. As of the Petition Date, we had approximately $9.6 million in cash available. Additionally, on January 13, 2003, the Bankruptcy Court ruled that our post-petition gaming revenues were not the cash collateral of our lenders. Based upon such cash availability, we do not require, and do not expect to obtain, debtor-in-possession financing in our Chapter 11 Case.

         At this time it is not possible to predict the effect of the Chapter 11 reorganization on our business, various creditors and equity security holders or when we will be able to conclude our Chapter 11 Case. Our future results are dependent upon, among other things, the confirmation and implementation of a plan of reorganization.

         The Financial Statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Our ability to continue as a going concern, as described above, is predicated upon, among other things, the confirmation of a reorganization plan and the ability to generate cash flow from operations sufficient to satisfy our future obligations under a plan.

COMPANY BACKGROUND

         During 1997 and 1998, Windsor Woodmont, LLC purchased 48 separate parcels of land in Black Hawk, Colorado, to assemble a 106 acre tract of land with an aggregate of approximately 119,000 gross gaming-zoned square feet. Windsor Woodmont, LLC is a Colorado limited liability company that was formed for the purpose of assembling and developing the land on which the Casino is built. In March 2000, Windsor Woodmont LLC contributed the real property owned by it in Black Hawk and assigned all its rights under certain agreements entered into in connection with the Casino to the Company. The Company then issued the $100 million principle amount First Mortgage Notes. The proceeds were used to finance the development and construction of the Casino.

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

DESCRIPTION OF CASINO

         GENERAL. The Casino is an upscale gaming facility providing patrons with a broad selection of gaming activities, dining and entertainment. The Casino is built on the largest single parcel of real estate ever assembled for casino development in Black Hawk. It is the largest casino in Black Hawk, with approximately 425,000 square feet, 57,000 of which is used for gaming. The Casino features the largest number of gaming machines in Black Hawk with 1,166 state of the art slot machines and 20 table games. The interior decor resembles the Rocky Mountain surroundings by using rocks, wood, and landscapes natural to Colorado as part of the interior design.

         RESTAURANTS. The Casino features a full array of dining options. Restaurants available include: the Hickory Grill Restaurant, a steak and seafood restaurant, the Kitchens of the World Action Buffet, a high quality action-station buffet and a food court featuring: Wolfgang Puck's Express restaurant, Chips All-American Burger and Krispy Kreme donuts that are delivered fresh daily. In addition, the Casino includes an indoor/outdoor plaza area featuring Starbucks Coffee and a gift shop.

         PARKING. The Casino includes an approximately 300,000 square foot parking garage, with the capacity to park approximately 800 vehicles in covered parking spaces, 650 adjacent valet spaces, and is able to accommodate buses and motor coaches. This represents one of the largest on-site parking facilities in Black Hawk. The Casino also features Black Hawk's largest porte cochere leading directly into the Casino.

         ENTERTAINMENT. Our non-gaming amenities are located throughout the gaming floor. The focal point is the Wild Fire Lounge, a 5,000 square foot area surrounded by four, seven-story tall two-sided fireplaces. The center of the circular bar features a stage for showcasing live entertainment. The area also has four retractable large-screen televisions for special sports or other broadcast venues. The Casino also includes a Margarita Bar on the Casino floor and televisions in the food court to entertain guests. The Casino also contains the Vista Gallery, a stationary exhibit gallery on the second floor overlooking the gaming floor.

BUSINESS STRATEGY

         Our business strategy is to complete our restructuring under the Chapter 11 Case as expeditiously as possible. During the course of the Chapter 11 Case, we intend to initiate a broad strategic and operational restructuring, improve our business discipline and reduce our cost structure, all with the goal of developing positive cash flow from operations. Key elements to our restructuring will be to reduce our management costs by the removal of Hyatt Gaming, major improvement in our slot product, focus our marketing efforts to high worth casino player segments and a complete re-positioning of the property resulting in a prominent position in Black Hawk by offering patrons a quality entertainment experience through superior customer service in an up-scale, friendly and exciting environment.

         We are dedicated to providing a high level of customer satisfaction and loyalty by offering a spacious, single-floor Las Vegas style casino featuring both gaming and non-gaming entertainment using a upscale and distinctive design. The Casino is built on the largest single parcel of real estate ever assembled for casino development in Black Hawk. We recognize that consistent quality and a comfortable atmosphere can differentiate the Casino and offer us a competitive advantage. We believe the distinctive design of the Casino combined with a complete new re-positioning and its comprehensive amenities attracts a wider cross section of Denver metropolitan area residents.

MARKETING STRATEGY

         We believe that the Casino has an excellent location and offers sufficient and convenient parking. In addition, the Casino has an opportunity to expand the Black Hawk market by way of numbers of patrons and to reach higher-spending patrons by offering a higher level of quality and service than currently exists in Black Hawk. Additionally, the size of the Casino will allow us to better absorb peak period demand. Our marketing strategy emphasizes the following elements:

         TARGETED CUSTOMER BASE. We target potential customers with above-average household income levels in the Denver metropolitan area who tend to have disposable income for gaming and entertainment purposes as well as other recreational gaming customers. We exploit this customer base through our Players Advantage Club, preferred player recognition program. The Players Advantage Club allows members to receive valuable rewards and exciting promotional offers in conjunction with their casino play. Rewards include: complementary meals, cash back, invitations to special events and parties, and tickets to sporting events.

         EFFECTIVE DIRECT MARKETING. We attract customers to the Casino by marketing in the Colorado market through the use of radio and print advertisements, billboards, our Players Advantage Club, on-going promotions, gaming tournaments, sweepstakes and most importantly an increased focus on direct mail marketing. The marketing emphasizes the Casino's gaming, quality dining facilities, varied entertainment activities and on-site parking. We also utilize its web site at www.blackhawkcasinobyhyatt.com to enhance its marketing programs.

         CUSTOMER SERVICE. The Casino has a management team committed to superior service, quality and innovation. We promote repeat business by designing and implementing marketing and promotional programs that encourage patron loyalty. These programs are designed to attract new customers to the Casino and maintain high recognition of our brand name. Colorado hosts approximately 23 million visitors annually. We believe that future development of a hotel and casino patronage from such visitors will have a beneficial impact on the Casino.

         ADDITIONAL MARKETING STRATEGIES. Other marketing strategies include: database management/direct mail marketing, innovative slot and table game merchandising and quantifiable drive-in marketing programs. We believe that when provided with upscale amenities, customers will stay in the Casino longer and spend more than existing Black Hawk customers currently spend. We believe that effective use of database marketing is among the most efficient means to communicate with active and potential customers. Hyatt Gaming utilizes player tracking systems to develop effective marketing and promotional programs by identifying segments of the population most likely to be attracted to our facility and then tailors promotions that appeal to this core group of customers.

COMPETITION

         The casino industry in Black Hawk is highly competitive. We believe the primary competitive factors in Black Hawk are location, availability and convenience of parking, type and layout as well as the number of slot machines and gaming tables, types and pricing of restaurants and other amenities, name recognition, customer service, experienced management and overall atmosphere. Certain of our current and future competitors have or may have more gaming experience than us and/or greater financial resources.

         Of the 21 gaming facilities operating in Black Hawk, six have over 700 gaming positions. We consider these larger gaming facilities to be our main competitors. These larger gaming facilities have on-site or nearby parking and have brand names established in the local market, such as the Isle of Capri, The Lodge at Black Hawk, Colorado Central Station, the Riviera Black Hawk and the Mardi Gras Casino. The Riviera Black Hawk, which opened in early February 2000, features approximately 1,000 gaming machines, and the Mardi Gras Casino, which opened in early March 2000, features approximately 700 gaming machines. Colorado Central Station, opened in December 1993 and has been one of the most successful casinos in Colorado, is located near the Casino and has approximately 770 gaming machines and approximately 700 valet parking spaces. The Isle of Capri, which opened in December, 1998, is located near the Casino and features approximately 1,130 gaming machines and 1,100 parking spaces. Other competitors in Black Hawk include the Gilpin Hotel Casino, Canyon Casino, Fitzgerald's Casino and Bullwhackers Black Hawk.

         Casinos offering hotel accommodations for overnight stay may have a competitive advantage over the Casino. Currently two casinos offer hotel accommodations, with the total number of hotel rooms in Black Hawk being 287. The Lodge at Black Hawk provides 50 and the Isle of Capri provides 237 rooms. In addition, Harvey's Wagon Wheel Casino Hotel located in Central City, has 118 hotel rooms.

         On December 26, 2002, Isle of Capri Black Hawk, LLC announced it had entered into a definitive agreement to acquire the Colorado casino operations of International Game Technology, Inc. which consists of the Colorado Central Station Casino in Black Hawk and a 20% interest in the Colorado Grand Casino in Cripple Creek. According to the announcement, Isle of Capri intends to expand its operations in Black Hawk, including additional casino space and hotel rooms. On April 22, 2003, Isle of Capri Black Hawk, LLC announced it had completed the acquisition of the Colorado Central Station Casino and the Colorado Grand Casino. If Isle of Capri completes the planned expansion, it could attract gaming patrons and customers who are currently patrons of the Casino. If this happens, it could have a material adverse effect upon the Casino.

         We also face increased competition from casinos in Central City. Historically, Black Hawk has enjoyed an advantage over Central City because the majority of customers have to drive by and through Black Hawk to reach Central City. On November 2, 1999, the voters in Central City granted authority to the Business Improvement District for the sale of approximately $45.2 million in bonds which would be allocated towards the planning, design and construction of a nine mile roadway directly connecting Central City with Interstate 70. This roadway could result in improved access to both Central City and Black Hawk and enable patrons to reach Central City without driving through Black Hawk. As of March 13, 2003, no bonds had been issued in connection with the construction of the roadway. The Casino also competes, to a limited extent, with the casinos located in Cripple Creek, because both Black Hawk and Cripple Creek compete for patrons from Denver. Cripple Creek is located approximately 110 miles to the south of Black Hawk and 45 miles west of Colorado Springs.

         Currently, limited stakes gaming in Colorado is constitutionally authorized in Central City, Black Hawk, Cripple Creek and two Native American reservations in southwest Colorado. However, gaming could be approved in other Colorado communities in the future. The legalization of gaming closer to Denver would likely have a material adverse impact on our future operating results. The Casino will also indirectly face competition from other forms of gaming, including the Colorado state-run lottery, the Power Ball multi-state lottery, charitable bingo, horse and dog racing, as well as other forms of entertainment. For additional information concerning competition see "FACTORS THAT MAY AFFECT OUR FUTURE RESULTS -- We Face Competition From Other Gaming Operations That Could Have a Material Adverse Effect on our Future Operations" and "Additional Legalization of Gaming in Colorado or the Imposition of a tax on Gaming Revenues Could Adversely Effect our Business."

         The information contained in this discussion of competition was derived from publicly available data, except where otherwise stated. While we regard these sources as reliable, no assurances can be made regarding the accuracy of such information.

OPERATING RESTRICTIONS

         An amendment to the Colorado State Constitution permits limited gaming in the cities of Central City, Black Hawk and Cripple Creek, Colorado. The amendment defines "limited gaming" as the use of slot machines and the card games of blackjack and poker, each with a maximum single bet of $5.00. The amendment restricts limited gaming to the commercial districts of Black Hawk, Central City and Cripple Creek, as such commercial districts were defined in city ordinances on specific dates. Limited gaming is governed by the amendment and the regulations of the Colorado Gaming Commission and Colorado Revised Statutes Section 12-47.1-101, et seq., ("hereinafter referred to as the Colorado Limited Gaming Act"). In the case of the City of Black Hawk, limited gaming is restricted by the amendment to the commercial district of Black Hawk as it existed on May 4, 1978. The amendment also restricts gaming to structures that conform to the architectural styles and designs that were common to the areas prior to World War I and that conform to applicable city ordinances. Under the amendment, no more than 35% of the square footage of any building and no more than 50% of any one floor of such building may be used for gaming. Gaming operations may be conducted 365 days a year but are prohibited between the hours of 2:00 a.m. and 8:00 a.m. Pursuant to the Colorado Limited Gaming Act, no limits are imposed on total patron losses and casinos are not allowed to extend credit to the patrons. Persons under the age of 21 are prohibited from participating in gaming or lingering in gaming areas.

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

EMPLOYEES

         Windsor Woodmont currently employees four full-time, paid employees. The Casino currently employs approximately 572 full-time, paid employees. All Casino personnel retained to provide services at the Casino are employees of Hyatt Gaming. Upon the Rejection Date (defined below), Hyatt Gaming will terminate all employees of the Casino and we will make offers of employment to certain of the employees. See "Material Agreements -- Hyatt Settlement and Release Agreement." We believe that we will be able to retain and/or attract a sufficient number of qualified individuals to operate the Casino. We have retained a new general manager to manage the Casino upon termination of the Hyatt Management Agreement.

ADDITIONAL RECENT DEVELOPMENTS

         On March 25, 2002, Garry Saunders was appointed a member of the audit committee of the Company. On July 17, 2002, Mr. Saunders was appointed the Chairman of the audit committee replacing Jerry Dauderman.

         On April 10, 2002, the stockholders of the Company approved the 2002 Stock Incentive Plan as recommended by the Board of Directors. The 2002 Stock Incentive Plan authorizes the granting of stock options for up to 45,000 shares of the Company's common stock in the form of stock awards, stock appreciation rights, phantom stock or performance awards.

         On June 11, 2002, Irving C. Deal resigned from his position as Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Jerry Dauderman was elected the Chairman of the Board of Directors and Chief Executive Officer to fill the vacancy created by Mr. Deal.

         On August 16, 2002, Jess Ravich resigned from his position as a Member of the Board of Directors of the Company.

         On December 9, 2002, Donald J. Malouf resigned from his position as Secretary, member of the Board of Directors and member of the audit committee of the Company. Mr. Michael Armstrong was appointed to the fill the position of Secretary created by the resignation of Mr. Malouf.

THE HYATT COMPANIES

         The Hyatt Settlement and Release Agreement. On April 10, 2003, we entered into the Hyatt Settlement and Release Agreement. On April 25, 2003, the Bankruptcy Court entered an order approving the Hyatt Settlement and Release Agreement. The order approving the Hyatt Settlement and Release Agreement will be entered as a final order upon the conclusion of the appeals period (the "Rejection Date"). The duration of the appeals period is ten days beginning upon the entry of the order by the Bankruptcy Court with the order becoming final on the Rejection Date in the absence of an appeal. The Rejection Date is currently set for May 6, 2003; however, we entered into a stipulation with Hyatt to extend the Rejection Date to be on the fourth business day after we provide written notice to Hyatt, but in any event will not be later than May 19, 2003. We entered into this stipulation with Hyatt to provide additional time for the orderly transition for the management of operations. See "Material Agreements - Hyatt Settlement and Release Agreement."

         GENERAL. The Hyatt Companies name is associated with hotels and resorts in North America, Central America, South America, the Caribbean, Europe, Hawaii and the Asia Pacific region. The first Hyatt Hotel opened in 1957. The Hyatt Companies operate 114 hotels and resorts in 85 cities in the United States, Canada and the Caribbean, and 79 additional hotels and resorts in 35 countries. In addition, the Hyatt Companies operate eight casinos in addition to the Casino, including the Grand Victoria Resort & Casino by Hyatt in Rising Sun, Indiana; the Regency Mendoza Argentina Casino Mendoza, Mendoza, Argentina; the Hyatt Regency Lake Tahoe Resort & Casino in Incline Village, Nevada; the Hyatt Regency Aruba Resort & Casino in Palm Beach, Aruba; the Hyatt Regency Casino Thessaloniki in Thessaloniki, Greece; the Hyatt Cerromar Beach Resort & Casino in Dorado, Puerto Rico; the Hyatt Regency Lake Las Vegas in Henderson, Nevada; and, under a special arrangement, Casino Niagara in Ontario, Canada.

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

         Hyatt Gaming has entered into consulting agreements with Hyatt Gaming Services, L.L.C. relating to the operation of Casino Niagara and the Grand Victoria in Rising Sun. Hyatt Gaming Services, L.L.C., a wholly owned subsidiary of Hyatt Gaming, was formed in 1998 to provide consulting services and advice to developers, owners, operators and managers of gaming casinos. Hyatt Gaming Services, L.L.C. has consulting agreements and provides a range of operating and other services, with respect to all eight of the casinos operated by the Hyatt Companies.

REGULATORY STRUCTURE

         COLORADO REGULATORY AGENCIES. The Colorado Division of Gaming (the "Division of Gaming"), a division of the Colorado Department of Revenue, is responsible for the regulation and enforcement of limited gaming in Colorado. The Division of Gaming licenses, implements, regulates and supervises the conduct of limited gaming under Colorado Constitution Article XVIII, Section 9, the Colorado Limited Gaming Act. The Division of Gaming has broad authority to sanction, fine, suspend and revoke a gaming license for violations of the Colorado Limited Gaming Act and the rules and regulations promulgated by the Limited Gaming Control Commission (the "Colorado Gaming Commission"). Violations of several provisions of the Colorado Gaming Regulations also can result in criminal penalties. The Colorado Limited Gaming Act created the Colorado Gaming Commission to promulgate the rules and regulations governing the licensing, conducting and operating of limited gaming and to ensure compliance with such gaming rules and regulations.

         GAMING LICENSES. All applicants for Colorado gaming licenses must complete comprehensive applications and forms, pay required fees and provide all information required by the Colorado Gaming Commission and the Division of Gaming. The Division of Gaming requires an extensive background investigation of each applicant and persons or entities associated with the applicant. The Division of Gaming may enter into agreements with the Colorado Bureau of Investigation and state and local law enforcement agencies for the conduct of investigation, identification, or registration of applicants, criminal records checks and investigation of violations of the Colorado Limited Gaming Act. The investigation may cover the background, personal history, financial associations, past associations with casino owners and operators, character, record and reputation of the applicant and its associated persons. The applicant pays the full cost of the background investigation. There is no limit on the cost or duration of the background investigation and the length or delay in the approval process may have a material, adverse impact on the ability of the applicant and the associated gaming establishment to timely obtain its gaming license. Applicants who do not provide all requested information during a background investigation may be denied a gaming license. In addition, all persons loaning monies, goods or real or personal property to a licensee or applicant, or entering into any agreement with a licensee or applicant, must provide any information requested by the Division of Gaming or the Colorado Gaming Commission; and in the discretion of the Division of Gaming or the Colorado Gaming Commission, these persons must supply all information relevant to a determination of any such person's suitability for licensure and must submit to a full background investigation if ordered by the Colorado Gaming Commission. Failure to promptly provide all information requested or to submit to a suitability or background investigation may result in:

         -        the denial of a gaming license application;

         -        the suspension or revocation of an existing license;

         - termination of any lease, note arrangement or agreement between the applicant or licensee and the person requested to provide the information; and

         -        other sanctions such as the imposition of fines.

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

         SUPPORT OR KEY EMPLOYEE LICENSE. Gaming employees must hold either a support or key employee license issued by the Division of Gaming. Every retail gaming licensee must have a key employee in charge of all limited stakes gaming activities when limited stakes gaming is being conducted. All persons employed by the Casino and involved, directly or indirectly, in gaming operations in Colorado are required to obtain a gaming license. All licenses must be renewed annually except for key and support employees which must be renewed every two years.

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

         PUBLICLY TRADED CORPORATIONS. In addition to the other requirements of the gaming laws, the Colorado Gaming Commission has enacted a special rule, Rule 4.5, which establishes reporting procedures and approval requirements for transfers of interest and other involvement with publicly traded corporations directly or indirectly involved in gaming in Colorado. We are deemed to be a "publicly traded corporation" under Rule 4.5 and we are required to file periodic reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). While we are deemed "publicly traded" for purposes of Rule 4.5, the following provisions apply.

         Under Rule 4.5, licensees to whom Rule 4.5 applies must include in their articles of organization or similar charter documents certain specified provisions that:

         - restrict the rights of the licensee to issue voting interests or securities except in accordance with the Colorado gaming laws;

         - limit the rights of persons to transfer voting interests or securities of a licensee except in accordance with the Colorado gaming laws; and

         - provide that holders of voting interests or securities of a licensee found unsuitable by the Colorado Gaming Commission may be required to sell their interests or securities back to the issuer at the lesser of, in general terms, the holder's investment or the market price as of the date of the finding of unsuitability. Alternatively, and with authorization by the Colorado Gaming Commission, the holder may, in limited circumstances, transfer the voting interests or securities to a suitable person as determined by the Colorado Gaming Commission. Until the voting interests or securities are held by suitable persons:

                  -        the issuer may not pay dividends or interest on them;

                  - the interests or securities may not be voted or entitled to any vote and they may not be included in the voting of securities of the issuer; and

                  - the issuer may not pay any remuneration in any form to the holder of the securities or interests.

Our Amended and Restated Articles of Incorporation contain these provisions:

         Under Rule 4.5 persons who acquire direct or indirect beneficial ownership of: (i) 5% or more of any class of voting securities of a publicly traded corporation involved in gaming in Colorado; or (ii) 5% or more of the beneficial interest in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee must notify the Colorado gaming authorities within 10 days of such acquisition, are required to submit all requested information and are subject to a finding of suitability. All persons who fall under these requirements are referred to in this discussion as "qualifying persons." Licensees must notify any qualifying persons of these requirements. A qualifying person whose interests equal 10% or more must apply to the Colorado Gaming Commission for a finding of suitability within 45 days after acquiring these securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

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

         Rule 4.5 requires persons found unsuitable by the Colorado Gaming Commission to be removed from any position as an officer, director, shareholder or employee of a licensee, or from a holding or intermediary company of a licensee. Unsuitable persons also are prohibited from any beneficial ownership of the voting securities of any of those entities. Licensees, or affiliated entities of licensees, are subject to loss of license or other disciplinary action for paying dividends to persons found unsuitable by the Colorado Gaming Commission, or for recognizing voting rights of, or paying a salary or any remuneration for services to, unsuitable persons. Licensees or their affiliated entities also face disciplinary action for failing to pursue efforts to require unsuitable persons to relinquish their interests. The Colorado Gaming Commission may determine that anyone with a material relationship to a licensee, or affiliated company, must apply for a finding of suitability.

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

         ANNUAL DEVICE FEES. The municipalities of Central City, Black Hawk and Cripple Creek assess and collect their own device fees. The current annual device fee in Black Hawk is $750 per device. A credit is extended for the first fifty (50) gaming devices. As of March 27, 2003, we had a total of 1,186 gaming devices and after the credit, pays the annual device fee for 1,136 gaming devices. There is no statutory limit on state or city device fees, which may be increased at the discretion of the State or the applicable city. Local device fees may be prorated according to device usage; Black Hawk currently prorates device fees such that any device used at any time during a calendar month is subject to the device fee for such calendar month. In addition, a business improvement fee of approximately $90 per device and a transportation impact fee of approximately $106 per device also may apply, depending upon the location of the licensed premises. In the past, the Colorado Gaming Commission has assessed an annual state device fee, however the Colorado Gaming Commission has eliminated its annual device fee for gaming machines. We cannot be certain the Colorado Gaming Commission will not, in the future, decide to assess this fee. Should the state impose an annual device fee, it may have a significant effect on business.

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

         There are various classes of retail liquor licenses under the Colorado State Liquor Code. A retail gaming tavern license or restaurant liquor license may be issued to persons who are licensed as a limited gaming establishment under Colorado law. A retail gaming tavern licensee may sell malt, vinous or spirituous liquors only by individual drinks for consumption on the premises, and must also make available sandwiches or light snacks or contract with concessionaires to provide food services within the same building as the licensed premises. A restaurant liquor license requires the service of meals and that at least 25% of the total of food and beverage sales come from the sale of food. In no event may any person hold, or have an interest in, more than three retail gaming tavern licenses. Also, a person may not have an interest in more than one class of liquor license. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before and approval by the local liquor licensing authority. In Black Hawk, the licensing authority is the Black Hawk Board of Aldermen. The Colorado Department of Revenue, through its Liquor Enforcement Division, also must approve the application. The Casino has been approved by both the local licensing authority and the State Division of Liquor Enforcement.

MATERIAL AGREEMENTS

         FF&E AGREEMENT.

         On February 7, 2003, we entered into the FF&E Agreement. A motion to approve the FF&E Agreement was filed with the Bankruptcy Court on or about February 14, 2003. Objections to the motion to approve the FF&E Agreement were filed by certain creditors, including the First Mortgage Note Holders (SunTrust joined in the objection filed by the First Mortgage Note Holders). The Bankruptcy Court has not yet ruled on the motion to approve the FF&E Agreement. Under the terms of the FF&E Agreement, the FF&E Lender will hold a first-priority allowed secured claim against the furniture, fixtures and equipment subject to its lien in the amount of $17,808,125.50 as of the Petition Date, with per diem interest, fees and costs accruing thereafter. During the Chapter 11 Case, and subject to the availability of cash to us to make such payments, commencing on January 1, 2003 and continuing on a monthly basis throughout the pendency of the Chapter 11 Case, we have agreed to: (a) make monthly principal reduction payments to the FF&E Lender in the amount of $346,666.00, together with monthly interest payments on the outstanding FF&E Loan balance calculated at the non-default interest rate provided in the FF&E Lender's loan documents (the "FF&E Loan Documents"); and (b) continue to fund, on a monthly basis, the reserve account for furniture, fixtures and equipment (the "FF&E Reserve") as provided in the FF&E Loan Documents calculated on the basis of three percent (3%) of our adjusted monthly gross income. The funds in the FF&E Reserve may be utilized by us during the Chapter 11 Case in accordance with the terms of the FF&E Loan Documents. The FF&E Lender has agreed to support a plan of reorganization that provides the following treatment on account of the FF&E Lender's allowed secured claim. On or before the effective date of a plan, we have agreed to pay the FF&E Lender: (a) the difference between (i) the amounts of principal, accrued interest and reasonable fees and costs, which would have been due to the FF&E Lender under the FF&E Loan

Documents (including, without limitation, the November and December 2002 principal reduction payments that were not paid during the pendency of the Chapter 11 Case and the accelerated monthly principal payments commencing February 1, 2003 and subsequent dates), and (ii) any payments made to the FF&E Lender during the Chapter 11 Case; and (b) any funds available to us after funding certain reserves. Thereafter, commencing one month after the effective date of a plan, we will commence making monthly principal and interest payments in accordance with the terms of the FF&E Loan Documents as if no default under the FF&E Loan Documents had ever existed; provided, however, that if our post-effective date cash flow is such that said monthly payments cannot be made in full, we will have the right to pay 50% of the principal portion of the monthly payments for up to two payments during the first six months following the effective date of such plan.

         HYATT SETTLEMENT AND RELEASE AGREEMENT.

         On December, 23, 2002, we filed a motion for Bankruptcy Court approval of the rejection of the Hyatt Management Agreement. The rejection of the Hyatt Management Agreement will, among other things, eliminate the payment of the management fee to Hyatt Gaming under the Hyatt Management Agreement, thereby reducing operating costs and increasing net revenue. On April 10, 2003, we entered into the Hyatt Settlement and Release Agreement pursuant to which Hyatt Gaming will not contest the rejection of the Hyatt Management Agreement and the transition of management of the Casino to us. The Hyatt Settlement and Release Agreement also fixes the amount of Hyatt Gaming's claims in the Chapter 11 Case (including the claims based on the rejection of the Hyatt Management Agreement, the claims under the Second Mortgage Notes and claims under the Hyatt Management Agreement) and provides for treatment of Hyatt Gaming's claims under a plan of reorganization in the Chapter 11 Case. A motion to approve the Hyatt Settlement and Release Agreement was filed on or about April 10, 2003. On April 25, 2003, the Bankruptcy Court entered an order approving the Hyatt Settlement and Release Agreement. The order approving the Hyatt Settlement and Release Agreement will be entered as a final order on the Rejection Date. The Rejection Date is currently set for May 6, 2003; however, we entered into a stipulation with Hyatt to extend the Rejection Date to be on the fourth business day after we provide written notice to Hyatt, but in any event will not be later than May 19, 2003. We entered into this stipulation with Hyatt to provide additional time for the orderly transition for the management of operations.

         Under the terms of the Hyatt Settlement and Release Agreement, the Hyatt Management Agreement will be deemed rejected and management of the Casino will be transitioned to us. Hyatt Gaming will hold an allowed pre-petition unsecured claim in the Bankruptcy Case in the total amount of $18,318,368.49. This claim includes the following: (i) an allowed pre-petition unsecured rejection damage claim in the amount of $5,000,000, (ii) an allowed pre-petition unsecured claim based on the Second Mortgage Note in the amount of $10,877,790.74 (provided, however, that, in the event that the collateral that secures the Second Mortgage Note claim is determined by the Bankruptcy Court to have a value in excess of the liens senior to the Second Mortgage Note claim (including, without limitation, the liens of the FF&E Lender and the First Mortgage Note Holders), Hyatt Gaming's claim based on the Second Mortgage Note will be secured to the extent of the value of Hyatt Gaming's collateral, with the balance of such claim being unsecured), (iii) an allowed pre-petition unsecured claim based on unreimbursed pre-opening Casino expenses in the amount of $1,532,920.67, and (iv) an allowed pre-petition unsecured claim in the Bankruptcy Case based on unreimbursed post-opening Casino expenses in the amount of $907,657.08. We agree to commence making interest-only payments at a rate of 6% per annum one month after the effective date of the reorganization plan. The interest-only payments will continue until we generate excess cash flow (as defined in the Hyatt Settlement and Release Agreement), from and after which time we will make, in addition to the interest-only payments, monthly principal payments to Hyatt Gaming in the amount of all excess cash flow generated during the previous month until such time as Hyatt Gaming's pre-petition unsecured claim is paid in full; provided, however, that in any event we must repay Hyatt Gaming's allowed unsecured claim in full on or before the seventh anniversary of the effective date of the plan. We agree to restrict dividends and certain other payments to equity holders until Hyatt Gaming's pre-petition unsecured claim is paid in full. Hyatt Gaming agrees to support a plan of reorganization in the Chapter 11 Case and, after withholding certain amounts to pay employee-related liabilities, agrees to waive any claim or interest in and to any funds it possesses from the operation of the Casino. Hyatt Gaming also agrees that, after it has been paid $2,000,000 in principal on account of its allowed unsecured claim, the Company, in settlement of certain disputes regarding the management fees charged by Hyatt Gaming, will have the right to retain for its own account the next $250,000 in excess cash flow which would have otherwise been paid to Hyatt Gaming and to reduce the unpaid portion of Hyatt Gaming's allowed unsecured claim by such amount. Under the Hyatt Settlement and Release Agreement, Hyatt Gaming agrees to fully cooperate in the transition of the Casino to us.

         HYATT MANAGEMENT AGREEMENT.

         Under the terms of the Hyatt Management Agreement, and until such time as the order approving the Hyatt Settlement and Release Agreement is entered as a final order on the Rejection Date, Hyatt Gaming operates and manages the Casino. Under the Hyatt Management Agreement, Hyatt Gaming may obtain the services of Hyatt Gaming affiliates to the extent necessary for Hyatt Gaming to perform its obligations under the Hyatt Management Agreement. Hyatt Gaming has entered into a consulting agreement with its affiliate, Hyatt Gaming Services, LLC, to perform obligations under the Hyatt Management Agreement. Hyatt Gaming retains full responsibility and liability for performance of all obligations under the Hyatt Management Agreement and will cause Hyatt Gaming Services, LLC to perform under its consulting agreement in accordance with the terms and provisions of the Hyatt Management Agreement.

         DUTIES OF HYATT GAMING. Under the Hyatt Management Agreement, Hyatt Gaming operates the Casino, as our agent.

         The obligation of Hyatt Gaming to operate, maintain and manage the Casino includes, without limitation, managing the facility in a manner that is consistent with the Colorado liquor and gaming laws and regulations, marketing and advertising services, collection and payment services, service bureau payroll/personnel systems, establishment and implementation of accounting and cost controls, legal services, security services and establishment and implementation of policies and procedures for the operation of the Casino.

         TERM. The original term of the Hyatt Management Agreement commenced on February 2, 2000, and will continue until December 21, 2016, unless terminated sooner by either us or Hyatt Gaming. Hyatt Gaming has the right to extend the original term for two successive periods of five years each. In order to renew, Hyatt Gaming must provide us with notice at least six months but no more than twelve months prior to the end of the term in force, and Hyatt Gaming must not have committed an uncured event of default. Renewal terms will be on the same terms, covenants and conditions as set forth in the Hyatt Management Agreement for the original term. It is a condition of the exercise by Hyatt Gaming of any renewal option that the simple average annual percentage return on cash equity in the Casino, as of the date such renewal option is exercised, is equal to or greater than 15%.

         COMPENSATION. Under the Hyatt Management Agreement, Hyatt Gaming receives a basic fee equal to 3% of the adjusted gross receipts of the Casino and an incentive fee equal to 5% of the earnings before interest, taxes, depreciation and amortization for the appropriate fiscal year. For this purpose, adjusted gross receipts mean the adjusted gross proceeds of the Casino as defined by the Colorado Limited Gaming Act with certain adjustments to include income from sources other than gaming, less all gaming taxes. The incentive fee is to be paid only to the extent that the earnings before interest, taxes, depreciation and amortization is a positive number, and will be subordinated and deferred as set forth in the indenture governing the First Mortgage Notes.

         TERMINATION. In the event of a loss of gaming licenses related to the Casino, we would have 30 days to terminate the Hyatt Management Agreement upon delivery of written notice by us to Hyatt Gaming of such termination.

         Hyatt Gaming has the right to terminate the Hyatt Management Agreement after written notice of termination in the event that:

         - a loss of license event occurs with respect to a casino license; or

         - a loss of license event occurs with respect to Hyatt Gaming or its affiliates with respect to another casino as a result of Hyatt Gaming's management of the Casino or investment in the Second Mortgage Notes.

         In addition, the Hyatt Management Agreement provides that we have the right to terminate the Hyatt Management Agreement in connection with any sale of the Casino to a third party unaffiliated with us or any of our shareholders after the third anniversary of the opening date of the Casino upon written notice and within certain time limitations. The Hyatt Management Agreement provides for a termination fee to be paid to Hyatt Gaming. The termination fee under the Hyatt Management Agreement is generally equal to the product of six times the average of the annual management fees earned by and payable to Hyatt Gaming during the three fiscal years immediately preceding the termination date.

         Upon rejection of the Hyatt Management Agreement, the Bankruptcy Court would make a determination of the damages, if any, related to the rejection of the Hyatt Management Agreement.

         Notwithstanding any termination or rejection of the Hyatt Management Agreement, we would continue to be liable to Hyatt Gaming for the payment of all fees and other amounts due to Hyatt Gaming under the Hyatt Management Agreement to the date of such termination/rejection.

         EVENTS OF DEFAULT. The Hyatt Management Agreement sets forth the following events of default:

         - failure to pay the other party amounts due within 15 days of notice of such failure; or

         - failure to perform in any material respect, with certain exceptions, the terms, covenants, undertakings, obligations or conditions set forth in the Hyatt Management Agreement, after proper notice of the failure; or

         - any default under the subordinated loan agreement or certain provisions of the intercreditor, subordination and collateral agreement; or

         - insolvency or failure to pay debts as they become due by either party; or

         -        assignment by either party for the benefit of its creditors;
                  or

         - commencement of a bankruptcy or similar proceeding or a proceeding to appoint a receiver or similar official; or

         - any default under any hotel management agreement we subsequently enter into with Hyatt Gaming.

         Upon an event of default, the non-defaulting party may give the defaulting party notice of intention to terminate the Hyatt Management Agreement.

         ASSIGNMENT. Under the Hyatt Management Agreement, Hyatt Gaming may assign or delegate any or all of its rights or obligations under the Hyatt Management Agreement, without our consent, to any assignee affiliate or may assign all of its rights and obligations under the Hyatt Management Agreement to any assignee who also acquires all, or substantially all, of the gaming or hotel assets of Hyatt Corporation or the affiliated group, as defined in Section 1504 of the Internal Revenue Code of 1986, as amended, of which Hyatt Corporation is a member and assumes its obligations, including those under the Hyatt Management Agreement. However, upon filing of the Chapter 11 Case, Hyatt Gaming requires approval from the Bankruptcy Court to assign or delegate any of its rights or obligations. Under the Hyatt Management Agreement, upon an assignment or delegation, Hyatt Gaming's obligations under the Hyatt Management Agreement would terminate unless the assignment is to an affiliate assignee. If the assignment or delegation is to an affiliate assignee, Hyatt Gaming's obligation would continue as if the assignment had not taken place. The assignment by Hyatt Gaming of its rights under the Hyatt Management Agreement beyond what is provided above requires our approval.

         We have the right to sell, hypothecate or convey the Casino or any portion of the Casino, or to assign our interest in the Hyatt Management Agreement with the prior approval of Hyatt Gaming. For these purposes a change of control will be considered an assignment.

         INDEMNIFICATION. Under the Hyatt Management Agreement, Hyatt Gaming will indemnify and hold harmless us and our shareholders, directors, officers, employees and agents from any damages, liabilities, costs, claims or expenses, including attorney's fees, attributable to Hyatt Gaming's or any Hyatt Gaming affiliate's gross negligence, willful misconduct, willful or reckless violation of any legal requirements or breach of the Hyatt Management Agreement, or based on any self-insurance placed with Hyatt Gaming in accordance with a Hyatt Gaming self-insurance bid accepted by us. The cost of such indemnification will be borne solely by Hyatt Gaming or such Hyatt Gaming affiliate, as the case may be. If the loss is attributable to any other reason or cause, the cost of such indemnification will be paid by Hyatt Gaming out of our operating accounts and will be charged against adjusted net profits and earnings before interest, taxes, depreciation and amortization, and will be without recourse to Hyatt Gaming or its affiliates.

         We will indemnify and hold harmless Hyatt Gaming and its affiliates and their respective directors, officers, employees and agents from any and all liabilities, losses, damages, costs and expenses arising out of or incurred in connection with the management and operation of the Casino or Hyatt Gaming's position as our agent which are not covered by insurance. This indemnity does not include losses attributable to gross negligence, willful misconduct, willful or reckless violations of legal requirements or breach of the Hyatt Management Agreement by Hyatt Gaming, its affiliates or their employees or agents.

         NON-COMPETITION. Under the Hyatt Management Agreement, if we or any affiliate owns, develops, operates or franchises any other casino in Black Hawk or Central City, Hyatt Gaming will continue to have the right to exercise its renewal options under the Hyatt Management Agreement; provided, that the renewal threshold will be reduced from a 15% to 10% simple average annual percentage return on cash equity after the first full year of operation of such casino. Notwithstanding the foregoing, Hyatt Gaming will have the exclusive right of first refusal to manage, in accordance with the terms of the Hyatt Management Agreement, any gaming or hotel facility owned, developed or operated by us or any of our beneficiaries or their respective affiliates that is located on or utilizes any portion of the Casino or the site related property. We have the right, subject to a first refusal by Hyatt Gaming, to operate any additional casino project on the site related property through an independent unaffiliated third party casino management company.

         Hyatt Gaming has agreed that neither Hyatt Gaming nor any of its affiliates will develop, operate or franchise any other casino bearing the name "Hyatt" at any time during the term of the Hyatt Management Agreement anywhere within the State of Colorado. Notwithstanding the foregoing, if Hyatt Gaming or a Hyatt Gaming affiliate controls or shares control as a developer or owner of a casino in Denver, Colorado or within a five-mile radius of those city limits, Hyatt Gaming must offer us the opportunity to invest cash equity in order to acquire up to 45% of Hyatt Gaming's or such Hyatt Gaming affiliate's ownership interest in such casino on market terms. If such offer is made, Hyatt Gaming or any Hyatt Gaming affiliate will be free to develop and operate such casino which can bear the name "Hyatt," regardless of whether we accept Hyatt Gaming's offer. These restrictions will lapse and be of no further force or effect from and after the expiration or earlier termination of the Hyatt Management Agreement.

         SUBORDINATION, NON-DISTURBANCE AND ATTORNMENT AGREEMENT.

         We have entered into a subordination, non-disturbance and attornment agreement with Hyatt Gaming and the trustee under the indenture governing the First Mortgage Notes, on behalf of the holders of the notes. Under this agreement, Hyatt Gaming agrees that the Hyatt Management Agreement, including, without limitation, Hyatt Gaming's rights to payment of any amounts, Hyatt Gaming's rights and remedies and Hyatt Gaming's liens and other interest, is and will be subject and subordinate to the indenture governing the First Mortgage Notes, the deed of trust and the other documents governing the First Mortgage Notes. Notwithstanding the foregoing, we may pay Hyatt Gaming amounts under the Hyatt Management Agreement as they come due; however, we may not pay incentive fees payable under the Hyatt Management Agreement during periods when the indenture governing the First Mortgage Notes prohibits us from making such payments under the Hyatt Management Agreement. During such restricted periods, however, the basic fee and other amounts due to Hyatt Gaming under the Hyatt Management Agreement will continue to be paid by us. If we do not continue to pay such amounts, Hyatt Gaming may terminate the Hyatt Management Agreement.

         NON-DISTURBANCE AND ATTORNMENT. Under the Hyatt Management Agreement, in the event the land on which the Casino is built, comprised of trust property under the deed of trust, is acquired by another party in connection with foreclosure under the deed of trust, Hyatt Gaming retains its rights under the Hyatt Management Agreement against the new owner. Hyatt Gaming agrees to attorn to the new owner upon the foreclosure under the deed of trust.

         Pursuant to the subdivision agreement, in accordance with the approvals and requirements of the Colorado Department of Transportation and concurrence with the City of Black Hawk Public Works Department, we have constructed some improvements to Highway 119. We have also constructed the signals necessary at the intersection of Richman Street and Highway 119, constructed and installed landscaping along the Richman Street and Highway 119 frontage in accordance with the landscaping plan approved by the City of Black Hawk and have constructed and maintained drainage improvements along the Richman Street and Highway 119 frontages. In addition, we have constructed and are responsible for maintenance of the channel improvements and flood control facilities that were required as a result of our request for a conditional letter of map revision permit from the Federal Emergency Management Agency. Further, in the event of an emergency requiring an immediate response by the City of Black Hawk related to flood control structures owned by us, we have agreed to reimburse and indemnify the City of Black Hawk for all costs and expenses associated with the City of Black Hawk's response to such emergency. Finally, we have installed and completed, at our expense, all necessary water lines, sewer lines, fire hydrants, water or sewer distribution facilities, drainage structures and paved streets, including curbs and gutters, as approved by the Director of Public Works of the City of Black Hawk.

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

         PERFORMANCE GUARANTEE. The subdivision agreement required that our obligation to ensure the performance and completion of the public improvements be secured by an irrevocable letter of credit or other agreed upon securities to which the City of Black Hawk is the beneficiary. The amount of the irrevocable letter of credit or other agreed upon securities was required to be equal to 110% of the estimated costs of the public improvements. This collateral security requirement was satisfied by an irrevocable letter of credit in the amount of $919,718. The letter of credit expired pursuant to its terms in September 2002.

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

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

         You should carefully consider the following risks, together with all other information included in this Annual Report. The realization of any of the risks described below could have a material adverse effect on our business, results of operations and future prospects.

         IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act. In addition, we may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the "Commission"), in press releases and in reports to shareholders. The forward-looking statements included in this Annual Report are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on the following assumptions: a plan of reorganization submitted by us will be approved by the Bankruptcy Court, the Hyatt Management Agreement will be rejected and the management of the Casino transitioned to us, competitive and market conditions affecting the

Casino will not change materially or adversely, that we will retain key management personnel, that our forecasts will accurately anticipate market demand and that there will be no further material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

CERTAIN BANKRUPTCY CONSIDERATIONS

         WE FACE SIGNIFICANT CHALLENGES IN CONNECTION WITH OUR BANKRUPTCY REORGANIZATION. On November 7, 2002, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Since the Petition Date, we have been operating the Casino as debtor-in-possession pursuant to the Bankruptcy Code. There can be no assurance that we will be successful in reorganizing under the Chapter 11 Case. If we are not successful in reorganizing under the Chapter 11 Case, we could face liquidation.

         Windsor Woodmont management is in the process of developing of a plan for the reorganization of the Company. After a plan of reorganization is filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to creditors and equity holders in order to solicit acceptance of the plan and, following such solicitation and approval, the Bankruptcy Court will consider whether to confirm the plan. When proposed, the plan of reorganization may not receive the requisite acceptance by creditors and equity holders or the Bankruptcy Court may not confirm the proposed plan. Moreover, even if a plan of reorganization receives the requisite acceptance by creditors and equity holders and is ultimately approved by the Bankruptcy Court, the plan may not be viable. In addition, due to the nature of the reorganization process, actions may be taken by creditors or other parties in interest that may have the effect of preventing or unduly delaying confirmation of a plan of reorganization in connection with the Chapter 11 Case. Accordingly, there can be no assurance as to whether or when a plan of reorganization may be approved by the creditors or equity holders or confirmed by the Bankruptcy Court in the Chapter 11 Case.

         OUR FINANCIAL STATEMENTS ASSUME WE WILL CONTINUE AS A "GOING CONCERN." Based on current and anticipated levels of operations and assuming confirmation of a plan of reorganization, we believe that we will continue as a "going concern." Accordingly, our financial statements included herein have been prepared assuming we will continue as a "going concern." The continuation of the Company as a "going concern" is contingent upon, among other things, (i) our ability to formulate a plan of reorganization that will gain the approval of the parties required by the Bankruptcy Code and be confirmed by the Bankruptcy Court, (ii) our ability to generate sufficient cash flows from operations to meet future obligations. These matters create substantial doubt about our ability to continue as a "going concern." If the "going concern" basis was not appropriate for the Company's financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

         The amounts reported in the financial statements included elsewhere in this Annual Report do not reflect all of the adjustments to the carrying value of assets or the amount and classification of liabilities that ultimately may be necessary as the result of the adoption of a plan of reorganization. Adjustments necessitated by the plan of reorganization could materially change the amounts reported in the financial statements included herein.

         WE ARE SUBJECT TO RESTRICTIONS ON THE CONDUCT OF OUR BUSINESS. We currently operate the Casino as a debtor-in-possession pursuant to the Bankruptcy Code. Under applicable bankruptcy law, during the pendency of the Chapter 11 Case, we are required to obtain the approval of the Bankruptcy Court for any transaction outside the ordinary course of business. In connection with any such approval, creditors and other parties in interest may raise objections to such approval and may appear and be heard at any hearing with respect to any such approval. The Bankruptcy Court may also have the authority to oversee and exert control over our ordinary course of operations. As a result of these restrictions, our ability to respond to changing business and economic conditions may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be considered beneficial.

         THE CHAPTER 11 CASE MAY HAVE A MATERIAL ADVERSE EFFECT ON RELATIONSHIPS WITH SUPPLIERS OR VENDORS. While we have not experienced any significant disruption in our relationships with our suppliers or vendors, we may have difficulty maintaining existing or creating new relationships with suppliers or vendors as a result of the Chapter 11 Case. Suppliers and vendors could stop providing supplies or services or provide such supplies or services only on "cash on delivery," "cash on order," or other terms that could have an adverse impact on our short-term cash flows.

         THE ADEQUACY OF OUR CAPITAL RESOURCES IS LIMITED AND WE HAVE LIMITED ACCESS TO ADDITIONAL FINANCING. In addition to the cash requirements necessary to fund ongoing operations, we currently are incurring and anticipate that we will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Case and the restructuring of our operations. However, as a result of the uncertainty surrounding our current circumstances, it is difficult to predict our actual liquidity needs at this time. Although, based on current and anticipated levels of operations, and efforts to increase the number of gaming patrons and customers to the Casino, we believe that our cash flow from operations will be adequate to meet our anticipated cash requirements during the pendency of the Chapter 11 Case, ultimately such amounts may not be sufficient to fund operations until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors and equity holders and be confirmed by the Bankruptcy Court. In the event that cash flows are insufficient to meet future cash requirements, we may be required to reduce planned capital expenditures or seek additional financing. We can provide no assurance that reductions in planned capital expenditures would be sufficient to cover shortfalls or that additional financing would be available or, if available, offered on acceptable terms. As a result of the Chapter 11 Case and the circumstances leading to the filing thereof, our access to additional financing is, and for the foreseeable future will likely continue to be limited. As the foregoing indicates, our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Bankruptcy Court in the Chapter 11 Case.

         THE REORGANIZATION WILL REQUIRE SUBSTANTIAL EFFORT BY MANAGEMENT. Our senior management has been and may continue to be required to expend a substantial amount of time and effort in connection with the reorganization process. By expending time focusing upon the reorganization effort, management is unable to focus 100% on our operations which could have a disruptive effect upon operation of our business.

         THERE IS CURRENTLY NO ESTABLISHED MARKET FOR OUR SECURITIES. The First Mortgage Notes are our only securities which have been registered under the Securities Act. We do not intend to apply for a listing of the First Mortgage Notes on a securities exchange or on any automated dealer quotation system. There is currently no established market for the First Mortgage Notes and we cannot assure you as to the liquidity of any market that may develop for the notes, your ability to sell the notes or the price at which you would be able to sell the notes. If such markets were to exist, the First Mortgage Notes could trade at prices that may be lower than their principal amount or purchase price depending on many factors, including our Chapter 11 Case, the prevailing interest rates and markets for similar securities. Further, there is no established trading market for our common stock, and we cannot assure you that one will ever develop.

         The liquidity of, and trading market for, the First Mortgage Notes also may be adversely affected by changes in the overall market for high yield securities and by further adverse changes in our financial performance or prospects or in the prospects for companies in our industry. As a result, we cannot assure you that an active trading market will develop for the First Mortgage Notes.

         IF THE REORGANIZATION PLAN IS APPROVED BY CREDITORS AND EQUITY HOLDERS AND SUBSEQUENTLY CONFIRMED BY THE BANKRUPTCY COURT, WE WILL STILL REQUIRE A SIGNIFICANT AMOUNT OF CASH TO SERVICE OUR DEBT AND CONTINUE OPERATIONS. In the Chapter 11 Case there have been 123 proofs of claim filed, representing approximately $160 million in claims against us. Our inability to generate adequate cash prior to and after the approval of any reorganization plan may impact our ability to repay our restructured debt obligations. Our ability to make payments on our restructured debt obligations will depend on our ability to generate cash and secure financing if needed in the future.

         Our ability to generate cash will depend upon, among other things:

         -        future operating performance;

         -        demand for gaming and entertainment;

         -        general state of the economy;

         -        competition, particularly in Black Hawk; and

         - regulatory and other factors affecting our operations and business.

         Many of these factors are beyond our control. If we are unable to successfully restructure our debt and generate sufficient cash flow through operations, we may be forced to reduce, delay or cancel planned capital expenditures, or obtain additional equity capital if available, or even liquidate.

FACTORS RELATED TO OUR OPERATIONS

         WE MAY NOT BE ABLE TO MAINTAIN OUR GAMING LICENSE REQUIRED BY THE COLORADO GAMING COMMISSION TO OPERATE THE CASINO. The Colorado Gaming Commission approved the issuance of the appropriate and necessary gaming licenses for operation of the Casino to us and Hyatt Gaming on September 20, 2001. The licenses were physically issued to us and Hyatt Gaming immediately prior to opening of our Casino on December 20, 2001. The operation of a Casino gaming facility in Colorado requires a Colorado Limited Gaming License. A Colorado gaming license is a non-transferable, revocable privilege in which the licensee acquires no vested interest. The Colorado Gaming Commission could choose not to renew that license if it has concerns about our management, operations, business practices or associations. Our failure to maintain all required licenses to conduct limited gaming on our premises would have a material, adverse effect upon our operations. Additionally, any violation of gaming laws or regulations, could result in the assessment of substantial fines against us and the persons involved. The suspension, revocation or non-renewal of any of our licenses or the levy on us of substantial fines could have a material adverse effect on our business.

         WE MAY BE UNABLE TO MAINTAIN OUR LIQUOR LICENSE. In addition to a gaming license, regulatory approval is necessary to maintain our liquor licenses from the City of Black Hawk and the State of Colorado. Although we do not anticipate any problem in maintaining our liquor license, our inability to obtain any required permit or approval could prevent us from operating the Casino.

         UNDER COLORADO GAMING LAWS, NOTE HOLDERS MAY BE REQUIRED TO SUBMIT TO A BACKGROUND INVESTIGATION REGARDING THEIR SUITABILITY AS A NOTE HOLDER OR WARRANT HOLDER WHICH COULD DELAY ANY APPLICATIONS FOR LICENSES, PERMITS OR OTHER AUTHORIZATIONS. The current policy of the Colorado Gaming Commission and the Division of Gaming does not require note holders to submit to a background investigation for a suitability determination. The Colorado Gaming Commission and the Division of Gaming could change that policy at any time and require note holders to undergo a background investigation.

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

         Our shareholders are required to submit owner applications, which are reviewed by the Colorado Gaming Commission and the Division of Gaming. Despite current policy, the Colorado Gaming Commission and the Division of Gaming have the authority to require any person who is one of our shareholders and any of our executive employees or agents having the power to exercise a significant influence over decisions concerning any part of the operation of the Casino to undergo a full background investigation, regardless of whether the shareholder is an institutional investor and regardless of the number of shares held, which could further delay the gaming application process.

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

         WE FACE COMPETITION FROM OTHER GAMING OPERATIONS AND OTHER FORMS OF GAMING THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE OPERATIONS. As described under "Competition," we operate in a very competitive environment. Certain of our current and future competitors have or may have more gaming experience than us or Hyatt Gaming and the other Hyatt Companies and/or greater financial resources.

         Casinos offering hotel accommodations for overnight stay may have a competitive advantage over the Casino. The number of hotel rooms currently in Black Hawk is approximately 287, with the Lodge at Black Hawk providing 50 and the Isle of Capri providing 237. In addition, Harvey's Wagon Wheel Casino Hotel, located in Central City, has 118 hotel rooms. Isle of Capri recently announced plans it had completed the acquisition of the Colorado Central Station Casino in Black Hawk and the Colorado Grand Casino in Cripple Creek. Isle of Capri also announced plans to expand and add additional hotel rooms to these properties. If Isle of Capri completes the planned expansion, it could attract gaming patrons and customers who are currently patrons of the Casino. If this happens, it could material adverse effect upon the Casino.

         We may also face increased competition from casinos in Central City. Historically, Black Hawk has enjoyed an advantage over Central City because the majority of customers have to drive by and through Black Hawk to reach Central City. However, Central City is in the preliminary process of planning and designing the construction of a nine mile roadway directly connecting Central City with Interstate 70. This roadway could result in improved access to both Central City and Black Hawk and enable patrons to reach Central City without driving through Black Hawk.

         Currently, limited stakes gaming in Colorado is constitutionally authorized in Central City, Black Hawk, Cripple Creek and two Native American reservations in southwest Colorado. However, gaming could be approved in other Colorado communities in the future. The legalization of gaming closer to Denver would likely have a material adverse impact on our future operating results. The

         Casino will also indirectly face competition from other forms of gaming, including the Colorado state-run lottery, multi-state lottery, online computer gaming, charitable bingo and horse and dog racing, as well as other forms of entertainment. See "Additional Legalization of Gaming in Colorado or the Imposition of a Tax on Gaming Revenues Could Adversely Effect our Business."

         WE HAVE NO EXPERIENCE IN THE OPERATION OF A CASINO. Upon the entry of a final order on the Rejection Date approving the Hyatt Settlement and Release Agreement, and after a transition period, we will be the manager of the Casino. While we have several employees including Timothy G. Rose, the president of Windsor Woodmont and our recently hired general manager Sean Sullivan of the Casino, both who have significant experience in the operations of casinos, Windsor Woodmont, as an entity has no experience in the operations of a casino. If we are unable to efficiently manage the operations of the Casino it will have a material adverse effect upon us.

         WE MAY FACE DIFFICULTIES IN ATTRACTING AND RETAINING QUALIFIED EMPLOYEES FOR THE CASINO. The operation of the Casino requires qualified executives, managers and skilled employees with gaming industry experience and qualifications to obtain the requisite licenses. Currently, there is a shortage of skilled labor in the gaming industry. We believe this shortage will make it increasingly difficult and expensive for the manager of the Casino to attract and retain qualified employees. Increasing competition in Black Hawk and competing markets may lead to higher costs in order to retain and attract qualified employees. We may incur higher labor costs in order for the Casino management to attract qualified employees from existing gaming facilities. While we believe that we will be able to attract and retain qualified employees, we may have difficulty attracting a satisfactory number, and we may incur higher costs than expected as a result.

         THE RISK OF THEFT COULD ADVERSELY AFFECT CASINO OPERATIONS. The nature of the Casino's operation entrusts management and other persons working in the Casino in various positions to handle large amounts of cash, casino chips and tokens. Although our internal controls and security and surveillance policies and procedures are designed to limit our exposure to theft and the associated risk of loss, we cannot assure you that such theft does not occur or that we will discover any such theft promptly, if at all. We cannot assure you we will have adequate insurance coverage, in the event of any such theft. Any theft by our employees or otherwise could have an adverse affect on the results of operations.

         ADVERSE WEATHER, ROAD CONDITIONS AND INFRASTRUCTURE LIMITATIONS AFFECT OUR ABILITY TO ATTRACT CUSTOMERS. BECAUSE THE HIGHEST LEVEL OF CUSTOMER VISITS OCCUR IN THE SUMMER, A POOR SUMMER SEASON COULD ADVERSELY AFFECT OUR BUSINESS. The location of the Casino in the Rocky Mountains creates a risk that it will be subject to inclement weather, particularly snow. Severe weather conditions could cause significant physical damage to the Casino or result in reduced hours of operation or access to the Casino. Black Hawk is served by winding mountain roads that require cautious driving, particularly in bad weather, and are subject to driving restrictions and closure. Congestion on the roads leading to Black Hawk is common during the peak summer season, holidays and other times and may discourage potential customers from traveling to the Casino, particularly if road construction is in process.

         The highest level of customer visits occur during the summer months, because of the more favorable weather conditions. A poor summer season, due to any reason, including events outside our control, would adversely affect our business.

         LOCAL ECONOMIC AND COMPETITIVE CONDITIONS, AS WELL AS OTHER CONDITIONS AND CIRCUMSTANCES BEYOND OUR CONTROL COULD ADVERSELY AFFECT OUR BUSINESS. We are entirely dependent upon the Casino for all of our cash flow. Therefore, we are subject to greater risks than a geographically diversified gaming company. These greater risks include those caused by any of the risks described in this section, including:

         -        local economic and competitive conditions;

         - inaccessibility due to road construction or closure on primary access routes;

         -        changes in local and state governmental laws and regulations;

         -        natural and other disasters;

         -        a decline in the number of residents near or visitors to Black
                  Hawk; or

         -        a decrease in gaming activities in Black Hawk.

         Any of the factors outlined above could adversely affect our ability to reorganize in our Chapter 11 Case and to generate sufficient cash flow to continue to operate the Casino and meet our obligations under a reorganization plan. A recession or economic slowdown could cause a reduction in visitation to the Casino, which would adversely affect our operating results.

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

         Although the government agencies responsible for analyzing such claims have been reluctant to adversely affect ownership rights that have been treated as settled, occasional claims based on asserted mining rights have been made adverse to the interests of casino developments and other property in Black Hawk. These mining claims may be raised in respect of the land we own in Black Hawk. If raised, these claims or similar challenges to title could distract our management could force us to make payments to settle the claims. We have obtained title insurance which we believe will protect us against such claims.

         IN THE EVENT OF FORECLOSURE, NOTE HOLDERS MAY BE UNABLE TO COLLECT THE FULL VALUE OF THE FIRST MORTGAGE NOTES. The First Mortgage Notes are secured by a first priority lien on substantially all of our assets other than:

         -        certain furniture, fixtures and equipment;

         -        the assets of our future unrestricted subsidiaries; and

         - assets subject to certain permitted liens, as well as by a second priority lien on the loan proceeds from the issuance of the Second Mortgage Notes.

         The right of the trustee under the indenture governing the First Mortgage Notes to foreclosure on and/or dispose of its collateral is significantly impaired by applicable bankruptcy law in the Chapter 11 Case. Absent approval of the Bankruptcy Court, the trustee under the indenture governing the First Mortgage Notes is prohibited from proceeding to foreclose and/or dispose of its collateral.

         In addition, under Colorado gaming laws, the trustee under the indenture governing the First Mortgage Notes could be precluded from or otherwise limited or delayed in exercising powers of attorney or selling collateral, including slot machines, at a foreclosure sale since only persons licensed by the Colorado gaming authorities may have slot machines in their possession. In addition, the trustee may encounter difficulty in selling collateral due to various legal restrictions, including requirements that the purchaser or the operator of the gaming facility be licensed by state authorities or that prior approval of a sale or disposition of collateral be obtained. Since potential purchasers who wish to operate the Casino must satisfy such requirements, the number of potential purchasers in a sale of the Casino could be less than in the sale of other types of facilities. Additionally, these requirements may delay the sale of, and may adversely affect the price paid for, the collateral.

         In addition to gaming law restrictions, the ability of the trustee to repossess and dispose of collateral will be subject to the procedural and other restrictions of state real estate law and commercial law and our existing contractual relationships.

         SOME PERSONS WHO PROVIDE SERVICES OR MATERIALS IN CONNECTION WITH THE CASINO MAY HAVE A LIEN ON THE PROJECT WITH PRIORITY OVER THE LIENS GRANTED TO SECURE THE FIRST MORTGAGE NOTES. Colorado law provides architects, engineers, contractors, subcontractors, suppliers and others with a mechanic's lien on the real property being improved by their services or materials in order to secure their right to be paid. Following compliance with applicable Colorado law, such parties may foreclose on their mechanic's liens if they are not paid in full. Any actions taken to foreclose upon mechanics liens have been stayed pending resolution of the Chapter 11 Case. The priority of all mechanic's liens arising out of a construction project relates back to the date on which the construction of the project commenced. Parties who provide services or materials in connection with the Casino, including parties providing services or materials prior to the Petition Date of the Chapter 11 Case may have a lien on the project, senior in priority to the unsecured creditors.

         ADDITIONAL LEGALIZATION OF GAMING IN COLORADO OR THE IMPOSITION OF A TAX ON GAMING REVENUES COULD ADVERSELY EFFECT OUR BUSINESS. Additional legalization of gaming in or near any area from which the Casino is expected to draw customers would adversely affect the Casino's business. Colorado law requires statewide voter approval for any expansion of limited gaming into additional locations and depending on the authorization approved by the statewide vote, may also require voter approval from the locality in question. Several attempts have been made by various parties in recent years to expand gaming in Colorado. However, to date none of this legislation has been passed.

         Further, additional legislation proposing to legalize the addition of gaming machines, such as Video Lottery Terminals ("VLT's") in horse and dog racing establishments has recently been filed with the Colorado Secretary of State. The current proposal would allow the addition of approximately 500 VLT's to horse and dog racing establishments at sites considerably closer to the Denver metro area than our Casino. Such a proposal would have to be approved by Colorado voters or the Colorado legislature. Similar legislation was voted by the Governor of Colorado in 1997. There can be no assurance that such legislation will not be implemented in Colorado. If such legislation is approved by the Colorado legislature or Colorado voters, it could likely have a material adverse impact on our future operating results.

         Additionally, from time to time, certain federal legislators have proposed the imposition of a federal tax on gaming revenues. Any such tax could adversely affect on our financial condition or results of operations.

         ENVIRONMENTAL PROBLEMS ARE POSSIBLE AND CAN BE COSTLY. The Casino is located in a 400 square mile area that has been designated by the United States Environmental Protection Agency as the Clear Creek/Central City National Priorities List Superfund Site under the Comprehensive Environmental Response, Compensation and Liability Act, as a result of hazardous substance contamination caused by historical mining activity in Black Hawk. This is a broad national priorities list site, within which the EPA has identified several priority areas of contamination from historical mining activities, including draining mines and mine dumps, for active investigation and/or remediation. To date, the EPA has not identified the Casino site as being within a priority area nor has it identified contamination on or from the Casino site to require remediation.

         We have been informed that the Superfund Division of the Colorado Department of Public Health and the Environment ("Superfund Division"), working with the EPA, has sampled surface water in or near North Clear Creek near where a portion of the project site called Silver Gulch discharges surface water into North Clear Creek. Based on the results of those samples, the EPA and the Superfund Division have expressed preliminary concern that soil and rock associated with historic mining operations in Silver Gulch may be a source of contamination to North Clear Creek. Even minor contamination could form a basis for the EPA Superfund Division to require owners and operators of properties which have been the source of contamination to investigate and remediate contamination on or from their property or to reimburse costs incurred by the government in connection with such remediation. The Casino site could be among the properties suspected of being a source of contamination. If investigation or remediation of the Casino site were required, the costs associated with investigation and remediation could have a material adverse effect upon our business.

         Windsor Woodmont, LLC conducted a phase I and modified phase II environmental assessment of the site of the Casino. The environmental assessment has identified the remnants of historic mining activities on the site, including a tunnel, prospect pits, mining waste rock piles, a mine mill, mill tailings and plugged mine working entrances. The environmental assessment also indicated that metal analyses of samples of certain soil and rock associated with historic mining activities were above concentrations allowed by Black Hawk Ordinance No. 93-3 for property proposed for excavation or development and that the soils had the potential for acid rock drainage.

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

         The mining related soil and rock which we have excavated and consolidated in Silver Gulch has been covered with a protective soil cap, and water flows onto the Gulch have been managed to attempt to eliminate or significantly reduce contact of water with the historic mining material already located in Silver Gulch and the consolidated material. The soil cap was covered with the general construction and excavation debris from the construction operations necessary to create the site for the Casino. Water quality in Silver Gulch has significantly improved since the installation of the protective soil cap.

         We cannot assure you that we will not be subject to claims or requirements for contribution or remediation by private parties, the EPA or the Superfund Division relating to previous mining activities conducted at the Casino site, to the disposal of excavated soil and rock from the Casino site which has been consolidated at Silver Gulch, to other contaminated soil and rock that might be discovered during excavation or construction at the Casino site or to surface water or groundwater contamination potentially connected with historic mining materials currently located on, or disposed on, the Casino site. Moreover, governmental trustees acting under the Comprehensive Environmental Response, Compensation and Liability Act could make claims for damages to natural resources as a result of past mining activity at the Casino site as well as existing conditions or construction activities. Further, conditions that are imposed in connection with regulatory approvals or permits could cause construction costs to increase due to costs of handling this excavated material.

         THE RATE OF TAXATION ON GAMING PROFITS MAY INCREASE IN THE FUTURE. The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. Effective July 1, 1999, the Colorado Gaming Commission has set a gaming tax rate of .25% on adjusted gross gaming proceeds up to and including $2 million, 2% over $2 million up to and including $4 million, 4% over $4 million up to and including $5 million, 11% over $5 million up to and including $10 million, 16% over $10 million up to and including $15 million, and 20% over $15 million. These fees are set to pay the costs of ongoing regulation by the Division of Gaming. Black Hawk has imposed an annual device fee of $750 per gaming device and it revises the same from time to time. The Colorado Gaming Commission has eliminated its annual device fee for gaming machines. The Colorado Gaming Commission may revise the gaming tax or re-impose the state device fee at any time and has been conducting annual reviews to reconsider and reevaluate the gaming taxes on or about July 1st of each year. We cannot assure you that the tax rates applicable to the Casino will not be increased in the future.

ITEM 2.     DESCRIPTION OF PROPERTY

         BLACK HAWK, COLORADO.

         We own the Black Hawk Casino by Hyatt, a casino located in Black Hawk, Colorado. The land we own upon which the Casino is situated is comprised of approximately 106 acres of land located at the intersection of Richman Street and Highway 119 in Black Hawk. The tract of land upon which the actual Casino is located is comprised of an approximately 5.7 acre parcel, on which our new Casino was constructed in 2001. The Casino includes 425,000 square feet of space, including 57,000 square feet is currently used for gaming, parking for approximately 1,450 vehicles, three restaurants including: the Hickory Grill Restaurant, a steak and seafood restaurant, the Kitchens of the World Action Buffet, a high quality action-station buffet, a Wolf Gang Puck's Express restaurant and a food court featuring various quick service food offerings. In addition, the Casino includes an indoor/outdoor plaza area featuring Starbucks Coffee and a gift shop.

         GOLDEN, COLORADO.

         We lease approximately 2,650 square feet of warehouse space in Golden, Colorado. This facility serves as a receiving warehouse for the Casino. We have a four year lease at a monthly rate for the year 2002 of $2,098 plus annual expenses, with the rent escalating annually. The lease terminates on August 1, 2004.

ITEM 3.     LEGAL PROCEEDINGS

         We are involved in certain legal proceedings, claims and litigation, including those described below. Further, we may become involved in other such proceedings in the future. The results of legal proceedings cannot be predicted with certainty. Except as otherwise indicated below, management does not believe that we have potential liability related to any current legal proceedings and claims that would have material adverse effect on our financial condition, liquidity or results of operations. As of the result of the Chapter 11 Case, all legal proceedings are stayed.

         On July 6, 2001, Paul, Hastings, Janofsky & Walker ("Paul Hastings"), a Los Angeles and New York Based law firm, which acted as issuers counsel for us in securing the $107,500,000 financing for the Casino project, filed suit in Los Angeles County court seeking damages of approximately $470,000 in legal fees and costs in connection with securing the financing. We paid Paul Hastings a total of $800,000 in legal fees and costs in conjunction with providing services as issuer's counsel, including $700,000 disbursed to Paul Hastings from the closing of the financing in March, 2000. After March, 2000, Paul Hastings submitted additional billing statements to us, made several threatening communications to us, and ultimately filed litigation against us in California state courts in Los Angeles County in June, 2001. Paul Hastings claimed that it was owed approximately $470,000 in additional fees for legal services, one-half of which is allegedly based upon services rendered on an hourly fee basis, and the other half of which constitutes "bonus" which Paul Hastings alleges is due as a result of the closing of the financing. We believed we overpaid Paul Hastings. The matter was scheduled for trial in October, 2002 in Los Angeles, but was settled at a mediation in Denver in May, 2002. We agreed to pay Paul Hastings an additional $150,000, $50,000 of which was paid in May, 2002 with the balance of $100,000 due in December, 2002. The $100,000 payment has not been made and Paul Hastings will be treated as an unsecured creditor in the Chapter 11 Case.

         On August 1, 2001, First Place LLC ("First Place") filed a lawsuit in the Gilpin County District Court against us asserting that it had an ownership interest in approximately 5,000 square feet of property upon which the Casino is built and operating. We timely referred the issue to its title insurance company, First American Title. We have a $33,500,000 owner's title insurance policy with First American. First American has advised us that the claim will be covered by our title insurance and the title insurance company has been and is vigorously defending the claim. After a trial in June, 2002, the trial court determined that First Place does have an ownership interest in a strip of property containing approximately 3,000 square feet which we believed we owned. Certain post trial motions had been granted and were pending final determination by the court at the time of the Chapter 11 filing. The Company and First American engaged in efforts with First Place to remove this case from the bankruptcy proceeding, however, those efforts have proved unsuccessful to date. We do not anticipate that there will be any financial exposure to us and that this claim will be resolved by and at the expense of First American Title.

         On October 22, 2001, GF Gaming ("GF"), a gaming company operating a casino in Central City, Colorado filed an appeal with the Colorado Gaming Commission challenging the issuance of licenses to the Company and Hyatt Gaming on the grounds that the Colorado Gaming Commission failed to consider whether the casino facility met the historic architecture intent of the Colorado gaming laws. The Colorado Gaming Commission approved the issuance of the appropriate and necessary gaming licenses for operation of the Casino to the Company and Hyatt Gaming on September 20, 2001. The licenses were physically issued to the Company and Hyatt Gaming immediately prior to opening of our Casino on December 20, 2001. The Company and Hyatt Gaming requested that the appeal be dismissed for several reasons, including that GF lacked standing and that the Colorado Gaming Commission lacked jurisdiction over architectural compliance issues (those issues being within the exclusive province of the municipalities in which limited gaming is permitted). In December, 2001, the Colorado Gaming Commission dismissed the appeal based upon lack of standing and lack of jurisdiction. In February, 2002, GF filed a notice of appeal continuing its challenge with the Colorado Court of Appeals. All parties have filed all required briefs with the Court of Appeals, but a decision by the Court of Appeals has been stayed by the Chapter 11 Case. Recently, all parties to this case have filed a stipulated motion with the Bankruptcy Court to lift the automatic stay on this proceeding and to allow its final adjudication by the state court system. The Bankruptcy Court has not ruled on the stipulated motion.

         PCL Construction Services, Inc. ("PCL") acted as the general contractor for us in the construction of our Casino. The substantial completion date for the project was originally to have been October 29, 2001 and was subsequently amended by Change Order to November 15, 2001. In fact, construction of the Casino was not at a point where the Casino could open for business until December 20, 2001 and certain components of the project were not completed until early 2002. PCL and its subcontractors claim to be owed an aggregate of approximately $7,200,000 on the project, have recorded mechanic's liens and filed mechanic's lien foreclosure and breach of contract litigation against us. The Company has filed litigation against PCL for PCL's misrepresentations and contractual breaches concerning completion of the project. This litigation was not at issue with all parties as of the date of the Chapter 11 Case and has been stayed. We anticipate that this claim will likely be resolved by a settlement agreement with PCL in the Chapter 11 Case. We have been engaged in extensive settlement discussions with PCL since late January, 2003 and, as of April 4, 2003, PCL and the Company have conceptually agreed on the basic business terms of a settlement agreement. The agreement must be memorialized and executed by the parties, following which it must be submitted to the Bankruptcy Court for review and approval.

         Paul Steelman ("Steelman") was the project architect for the Casino project. Steelman claims that he is owed an additional approximate $200,000 for architectural work performed at the project. We believe that we do not owe Steelman the $200,000 and further believe that Steelman owes us approximately $2,000,000 for Steelman's failure to properly prepare and complete architectural plans and specifications for the project in a timely fashion. Prior to the Chapter 11 Case, we had entered into a Dispute Resolution Agreement with Steelman providing for mediation to be followed by binding arbitration, if necessary. The dispute resolution process contemplated by this agreement has been stayed. We have verbally agreed with Steelman to file a stipulated motion lifting the stay from this dispute and allowing its determination by a Dispute Resolution Agreement; such a motion has been drafted and is awaiting execution and filing with the Bankruptcy Court.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted by us to a vote of our security holders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION. Our common stock has not been registered under the Securities Act and there is no public trading market for our common stock.

         HOLDERS. As of April 9, 2003 there were 51 holders of record of our common stock.

         DIVIDENDS. No dividends have been declared or paid on our common stock and we do not intend to pay a dividend on shares of our common stock in the future. In addition, the payment of cash dividends on our common stock is subject to any preferences which may be applicable to our series A and series B preferred stock and our ability to declare dividends on our common stock is restricted by the terms of our series B preferred stock. In addition, the Hyatt Settlement and Release Agreement limits our ability to pay dividends. The indenture governing our First Mortgage Notes also limits our ability to pay dividends. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future. Further, there can be no assurance that our proposed operations will generate the funds needed to declare a cash dividend or that we will have legally available funds to pay dividends. In addition, we may fund part of our operations in the future from indebtedness, the terms of which may prohibit or restrict the payment of cash dividends. If a holder of common stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock. See Item 1, "Description of Business--Gaming and Liquor Licensing Matters."

         VOLUNTARY STOCK OPTION EXCHANGE. On January 29, 2003, the Company entered into voluntary stock option exchange agreements (the "Option Exchange Agreements") to exchange outstanding options to purchase shares of our the Common Stock granted under the 2000 Stock Incentive Plan held by eligible employees or eligible directors for new options under the same option plans. The Option Exchange Agreements required an optionee to cancel and terminate their old stock options previously granted to the optionee with the result that the same number of new options with a exercise price to be the fair market value of the Common Stock on a new grant date exactly six months and one day after the date of the Option Exchange Agreements. Stock options to acquire a total of 95,000 shares of the Company's Common Stock with exercise prices ranging from $16.50 to $20.00 were exchanged under the Option Exchange Agreements. The Exchange Program was designed to comply with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," for fixed plan accounting.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

         The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2002:

                                         EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------------------------------------------------------
                                  Number of securities to      Weighted-average         Number of securities remaining
                                  be issued upon exercise      exercise price of      available for future issuance under
                                  of outstanding options,    outstanding options,     equity compensation plans (excluding
       Plan Category                warrants and rights       warrants and rights    securities reflected in the 1st column)
----------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
approved by security holders           150,000 (1)               $ 18.31 (2)                         45,000
----------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans not
approved by security holders                 0                         0                                  0
----------------------------------------------------------------------------------------------------------------------------
                        Total          150,000                   $ 18.31                             45,000
----------------------------------------------------------------------------------------------------------------------------

(1) Includes 95,000 shares exchanged pursuant to the Option Exchange Agreements entered into on January 29, 2003. The 95,000 new options shall be granted exactly six months and one day after the date of the Option Exchange Agreements with a exercise price to be the fair market value of the Common Stock on the new grant date.

(2) Includes the weighted-average share price of the 95,000 shares exchanged pursuant to the Option Exchange Agreements. The exercise price of the 95,000 shares will be the fair market value of the Common Stock on a date six months and one day from the date of the Option Exchange Agreements. The weighted average share price thus will be adjusted on the new grant date.

ITEM 6.     SELECTED FINANCIAL DATA

         The following selected historical financial information has been derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto, and Management's Discussion and Analysis of Plan of Operation included elsewhere in this Form 10-K.

                                                                                                               DATE OF
                                                                                                           INCEPTION JULY
                                                                                                             17, 1997 TO
                                                           FOR THE YEAR ENDED DECEMBER                       DECEMBER 31
                                          --------------------------------------------------------------   --------------
Income Statement Data                          2002            2001            2000            1998            1998
                                               ----            ----            ----            ----            ----
Net Revenue                               $  65,863,813    $  2,802,134              --              --              --
Operating Loss                                 (849,642)     (4,044,577)   $   (317,316)    $  (435,900)   $   (522,275)
                                          -------------    ------------    ------------     -----------    ------------
Interest Income                                 142,405       1,978,602       3,810,304              --              --
Interest Expense                            (16,774,290)     (5,839,058)     (8,834,934)       (240,500)       (609,321)
Write off Previously Capitalized Costs               --              --              --              --      (3,027,589)
Change in Valuation of Warrants               2,854,880              --         (12,536)             --              --
                                          -------------    ------------    ------------     -----------    ------------
Other Expense, net                          (13,777,005)     (3,860,456)     (5,035,166)       (240,500)     (3,636,910)
                                          -------------    ------------    ------------     -----------    ------------
Net Loss before Reorganization costs        (14,662,647)     (7,905,033)     (5,354,312)       (676,400)     (4,159,185)
Reorganization Costs                         (4,762,559)             --              --              --              --
Preferred Stock Dividends                      (559,599)       (551,254)       (471,322)             --              --
                                          -------------    ------------    ------------     -----------    ------------
Net Loss Attributable to Common Stock     $ (19,948,805)   $ (8,456,287)   $ (5,771,804)    $  (676,400)   $ (4,159,185)
                                          =============    ============    ============     ===========    ============

OVERVIEW

         As a result of our inability to meet the financial projections set forth by Hyatt resulting from below projection revenues and earnings performance, on November 7, 2002, we filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code.

         Under Chapter 11, we are operating our business as a debtor-in-possession. Under the Bankruptcy Code, actions to collect pre-petition indebtedness or enforce pre-petition contractual obligations, as well as most other pending actions against us or property of our estate, are stayed. On April 10, 2003, we entered into the Hyatt Settlement and Release Agreement with Hyatt Gaming whereby Hyatt Gaming will hold certain allowed pre-petition unsecured claims in the Chapter 11 Case and the Hyatt Management Agreement will be deemed rejected. The Hyatt Settlement and Release Agreement is subject to the approval of the Bankruptcy Court. Information regarding the Chapter 11 Case appears in
Item 1. Business - Proceedings Under Chapter 11 of the Bankruptcy Code, of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

         WARRANTS ISSUED ON COMMON STOCK.

         Warrants issued in connection with the Company's various financing transactions (see Note 3), contain a "put option" permitting the warrant holder to redeem the warrant for cash. The value of the warrants were provided by the Company's Placement Agent, U.S. Bancorp Libra. The warrants issued with the first mortgage notes and Second Mortgage Notes were valued at $1.64 million and $160,000, respectively. The warrants issued with the Series B preferred stock have been valued at $1.37 million. The value of warrants issued to the Placement Agent was $383,000. Due to the cash based put option features of the warrants, the total warrant value has been recorded as a liability in the accompanying consolidated balance sheet and recorded at fair value each reporting period. As of December 31, 2002 and 2001, a liability for the fair market value of the warrants of $ 0.71 million and $3.57 million was recorded in the accompanying consolidated balance sheet and a corresponding income of $2.85 million and an expense of $12,536 was recorded in the accompanying statement of operations for the years ended December 31, 2002 and 2001.

         STOCK-BASED COMPENSATION.

         In 2002 the Company adopted Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-based Compensation -Transition and Disclosure" which amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also provides alternative methods of transition for a voluntary change to fair value based methods of accounting which have not been adopted at this time. SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire that stock. The Company values stock-based compensation grants to non-employees at fair value.

         CAPITALIZED INTEREST.

         The Company capitalized interest costs associated with the debt incurred in connection with the Project in accordance with Statements of Financial Accounting Standards No. 34 - "Capitalization of Interest Cost." Interest capitalization ceased once the Project was substantially complete on December 20, 2001. No interest was capitalized during 2002. During the years ended December 31, 2001, and 2000, $10,935,152 and $4,248,787 of interest expense was capitalized, respectively.

         FUNDS HELD IN ESCROW.

         Funds held in escrow at December 31, 2002 and 2001 represents cash held by the Black Hawk Business Improvement District under various bond agreements associated with the construction of the Project.

         INCOME TAXES.

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

         DEBT ISSUANCE COSTS.

         Debt discount and issuance costs are capitalized and amortized using the effective interest rate method over the term of the related debt. Unamortized debt discount and issuance costs related to the First Mortgage Notes and Second Mortgage Notes were written off at November 7, 2002 in connection with the bankruptcy filing, and the related valuation of these items at face value. The write-off of the unamortized balances was charged to reorganization costs. Accumulated amortization, including costs written off in 2002, was $4,141,672 and $2,475,409 at December 31, 2002 and 2001, respectively.

         USE OF ESTIMATES.

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, and related revenues and expenses. Actual results could differ from those estimates.

         IMPAIRMENT OF LONG-LIVED ASSETS.

         The Company reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, which is estimated as the difference between anticipated undiscounted future cash flows and carrying value, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. Fair value is estimated based on the present value of estimated future cash flows using a discount rate commensurate with the risk involved. Estimates of future cash flows are inherently subjective and are based on management's best assessment of expected future conditions. During 2001 FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." While SFAS No. 144 retains many of the provisions of SFAS No. 121 it provides guidance on estimating future cash flows to test recoverability, among other things. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

         START-UP COSTS.

         Effective January 1, 1999, Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," addressed the manner in which the Company accounts for start-up costs. Start-up costs incurred after January 1, 1999 through opening in 2001, have been expensed as incurred. Start-up costs consist of salaries, benefits, training, marketing, licensing and other costs incurred in connection with the opening of the Project. During the fiscal year December 31, 2001 and 2000, the Company incurred start-up costs of approximately $4.5 million, and $0.3 million, respectively.

         REVENUE RECOGNITION.

         Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. The incremental amount of unpaid progressive jackpot is recorded as a liability and a reduction of casino revenue in the period during which the progressive jackpot increases.

         PLAYERS CLUB.

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

         Our players' club allows customers to earn certain complimentary products and/or cash based on the volume of the customers' gaming activity. The Company has recorded a liability for the estimated cost of the products and/or cash to be earned by customers. In accordance with EITF 00-22, the Company has recorded the charge for progress towards the complimentary services/cash rebates as a reduction of revenues, which totaled $3.9 million and $.08 million for the years ended December 31, 2002 and 2001, respectively.

         PROMOTIONAL ALLOWANCES.

         In the fourth quarter of 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." EITF 00-14 requires that sales incentives be recorded as a reduction of revenue. The Company's policy relating to food and beverage and other non-casino revenues complies with EITF 00-14 and are reported as a reduction of revenues, which totaled $4.14 million and $.13 million for the year ended December 31, 2002 and 2001, respectively.

FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31,
2001

         Our operating loss is derived from the operation of the Casino during the year ended December 31, 2002. Our other expense, net consists of interest expense on our outstanding indebtedness, interest income on our restricted cash and income from the change in valuation of warrants.

         Operating revenues and operating expenses for the year ended December 31, 2002 are not comparable to the operating revenues and operating expenses for the year ended December 31, 2001 due to the fact the Casino opened on December 20, 2001, and accordingly included only 11 days of operating results, compared to a full year of operating results for the year ended December 31, 2002.

         Interest income for the year ended December 31, 2002 compared to the year ended December 31, 2001 decreased as a function of (a) the amount of funds invested was reduced to fund construction costs and (b) a reduction in the interest rate on invested funds during 2002 compared to 2001.

         Interest charges for the year ended December 31, 2002 totaled approximately $16.8 million compared to approximately $16.7 million on December 31, 2001. During 2001, $10.9 million of the interest was capitalized and $5.8 million was expensed. In 2002, no interest charges were capitalized. On November 7, 2002, the Petition Date, we stopped accruing interest expense on the First Mortgage Notes and on the Second Mortgage Notes, as they are considered under-secured and thus not entitled to interest during the Chapter 11 Case.

         Start-up costs are expensed as incurred. The decrease in start-up costs for the year ended December 31, 2002 compared to the year ended December 31, 2001 is attributable to start-up costs ending in connection with the opening of the Casino on December 20, 2001.

         Depreciation and amortization expenses for the year ended December 31, 2002 was approximately $8.4 million compared to $246,000 in the year ended December 31, 2001. This increase is a function of the property being in service and subject to depreciation for the entire year 2002, versus only being in service and subject to depreciation in 2001 for the 11 day period beginning on December 20, 2001.

         Reorganization related expenses of $4,762,559 were incurred during the year ended December 31, 2002. These include costs incurred for legal and financial advisor services received in connection with our debt restructuring efforts, travel related expenses and other costs directly related to our debt restructuring efforts. Such costs also include the write-off of unamortized debt discount and deferred financing costs related to the First Mortgage Notes and the Second Mortgage Notes in the amount of $897,794 and $3,440,651, respectively in accordance with accounting policies for entities in reorganization under the Bankruptcy Code.

FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31,
2000

         Our operating income is from the operations of the Casino during the period December 20, 2001 through December 31, 2001. Our other expense, net consists of interest expense on our outstanding indebtedness, net of interest capitalized during construction, interest income on our restricted cash and short-term investments and start-up costs.

         General and administrative expenses represents salaries and project development services which have not been capitalized to the Casino project. We have capitalized salaries which, in management's opinion, are directly attributable to the development of the Casino. Accordingly, the increase in general and administrative expenses from the year ended December 31, 2001 to the year ended December 31, 2000 is a result of the opening of the Casino on December 20, 2001 and management's determination of the nature of the services being performed, resulting in substantially all salaries prior to the opening of the Casino being capitalized in the year ended December 31, 2001.

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

         Start-up costs are expensed as incurred. The increase in start-up costs for the year ended December 31, 2001 compared to the year ended December 31, 2000 is attributable to start-up costs being incurred for salaries, benefits, training, marketing, licensing and other costs in connection with the opening of the Casino.

FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31,
1999

         We do not have any historical operating results other than interest expense on our outstanding indebtedness, interest income on our restricted cash and short-term investments, start-up costs and the capitalization of certain costs.

         General and administrative expenses represents salaries and project development services which have not been capitalized to the Casino project. We have capitalized salaries which, in management's opinion, are directly attributable to the development of the Casino. Accordingly, the decrease in general and administrative expenses from the year ended December 31, 1999 to the year ended December 31, 2000 is a result of management's determination of the nature of the services being performed, resulting in substantially all salaries being capitalized in the year ended December 31, 2000.

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

         Start-up costs are expensed as incurred. The increase in start-up costs for the year ended December 31, 2000 compared to the year ended December 31, 1999 is attributable to start-up costs being incurred and funded with the successful completion of the note offering in March 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Following is a schedule of Total Contractual Cash Obligations and Other Commercial Commitments as of December 31, 2002.

---------------------------------------------------------------------------------------------------------------------
                                                           Payments Due by Period
---------------------------------------------------------------------------------------------------------------------
Contractual Obligations          Total         Less than 1 year        1-3 years       4-5 years       After 5 years
---------------------------------------------------------------------------------------------------------------------
Long-term Debt (1)           $ 130,304,360      $ 130,304,360                --            --               --
---------------------------------------------------------------------------------------------------------------------
Operating Leases                   436,091            167,244           268,847            --               --
---------------------------------------------------------------------------------------------------------------------
Total Contractual Cash
Obligations                  $ 130,740,451      $ 130,372,604           268,847            --               --
---------------------------------------------------------------------------------------------------------------------

(1) Our First Mortgage Notes and Second Mortgage Notes have been classified as current because we are in default of the First Mortgage Notes and Second Mortgage Notes due to non-payment of interest.

         Under the Bankruptcy Code, actions to collect pre-petition indebtedness or enforce pre-petition contractual obligations, as well as most other pending actions against the Company or property of its estate are stayed. Therefore the commitments shown in the above table may not reflect actual cash outlays in the future periods.

         After we confirm a plan of reorganization, we estimate that cash flow from operations will be sufficient to sustain our operations during the next fiscal year. We cannot assure you that any financing, if necessary to meet liquidity requirements, will be available to us in the future, or that, if available, any such financing will be on favorable terms. We cannot assure you that our reasonably foreseeable liquidity needs are or will be accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds. We expect that the adequacy of our operating cash flow will depend, among other things, upon our ability to reorganize, the general state of the economy, both local and national, our ability to manage the Casino if the Bankruptcy Court approves the Hyatt Settlement and Release Agreement or otherwise approves the rejection of the Hyatt Management Agreement, the continued development of the Black Hawk market as a gaming destination, the intensity of the competition, the efficiency of operations, depth of customer demand, and the effectiveness of our marketing and promotional efforts.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Company has reviewed all recently issued accounting pronouncements and does not believe that any of the pronouncements will have a material impact on its financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At April 30, 2003, we did not have any derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Currently, our exposure to market risks results primarily from changes in interest rates. We do not use swaps or other interest rate protection agreements to hedge this risk.

ITEM 8.     FINANCIAL STATEMENTS

         The response to this item is submitted as a separate section of this Annual Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 20, 2002, we dismissed Arthur Andersen, LLP ("Andersen"), as our independent public accountants. Our Audit Committee participated in and approved the decision to dismiss Andersen.

         The reports by Andersen on our financial statements during the preceding two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

         During the preceding two fiscal years and through May 20, 2002, there were no reportable events required to be disclosed pursuant to Item 304(a)(1)(v).

         On May 13, 2002, we announced that the Company's Board of Directors voted to approve the engagement of Deloitte & Touche LLP as the Company's independent auditor for the year ending December 31, 2002, subject to customary client acceptance procedures. On August 13, 2002, Deloitte & Touche LLP notified the Company that Deloitte & Touche LLP declined to accept this engagement. Deloitte & Touche LLP has not reviewed, audited or rendered any report on any financial statements of the Company as of any date or for any period.

         On January 14, 2003 we filed an application to employ Grant Thornton LLP as our new independent accountants. The Bankruptcy Court approved the employment of Grant Thornton LLP on February 6, 2003. During the preceding two fiscal years and through December 31, 2002, the Company has not consulted with Grant Thorton

LLP regarding the matters described in, and required to be disclosed pursuant to
Item 304(a)(2)(i) or Item 304(a)(2)(ii) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

ITEM 14.    CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

ITEM 15.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         A list of the exhibits included as part of this Form 10-K is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

         (b)      Reports on Form 8-K for the Fourth Quarter 2002

         Current Report on Form 8-K filed October 17, 2002 (Item 5) (disclosing Windsor Woodmont's failure to make the interest payments on First Mortgage Notes that had been deferred until October 15, 2002).

         Current Report on Form 8-K filed October 24, 2002 (Item 5) (disclosing that SunTrust Bank had declared our First Mortgage Notes due and payable immediately).

         Current Report on Form 8-K filed October 24, 2002 (Item 5) (disclosing our voluntary filing under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado).

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                                      (Registrant)

Date: May 5, 2003                     By: /s/ Jerry L. Dauderman
                                          -------------------------------------
                                          Jerry L. Dauderman,  Chairman of the
                                          Board and Chief Executive Officer
                                          (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 5, 2003                     /s/ Timothy G. Rose
                                      -----------------------------------------
                                      Timothy G. Rose, Chief Operating Officer,
                                      President and Director

Date: May 5, 2003                     /s/ Irving C. Deal
                                      -----------------------------------------
                                      Irving C. Deal, Director

Date: May 5, 2003                     /s/ Michael L. Armstrong
                                      -----------------------------------------
                                      Michael L. Armstrong,  Executive Vice
                                      President, Chief Financial Officer,
                                      Treasurer and Secretary (principal
                                      financial officer)

Date: May 5, 2003                     /s/ Garry Saunders
                                      -----------------------------------------
                                      Garry Saunders, Director

                           CERTIFICATION PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jerry Dauderman, certify that:

         1. I have reviewed this annual report on Form 10-K of Windsor Woodmont Black Hawk Resort Corp.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period discovered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and;

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003                  /s/ Jerry Dauderman
                                   ----------------------------------------
                                   Jerry Dauderman, Chief Executive Officer
                                   and Chairman of the Board of Directors

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Armstrong, certify that:

         1. I have reviewed this annual report on Form 10-K of Windsor Woodmont Black Hawk Resort Corp.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period discovered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and;

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003                  /s/ Michael Armstrong
                                   ---------------------------------------------
                                   Michael Armstrong, Executive Vice
                                   President, Chief Financial Officer, Treasurer
                                   and Secretary

                                  EXHIBIT INDEX

Exhibit
  No.                                      Description

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

10.30(1)    Incentive Stock Option Plan

16.1(1) Letter from PricewaterhouseCoopers re: change in certifying accountant

99.1 Certification pursuant to 18 U.S.L. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------

(1) Filed as an exhibit to Windsor Woodmont Black Hawk Resort Corp.'s Registration Statement on Form S-4 filed July 12, 2000, as amended (File No.s 333-41292), and incorporated herein by reference.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                              ----
Audited Financial Statements of Windsor Woodmont Black Hawk Resort Corp.:
     Report of Independent Certified Public Accountants - Grant Thornton LLP.....................             F-2
     Report of Independent Certified Public Accountants - Arthur Andersen LLP....................             F-3
     Balance Sheets..............................................................................             F-4
     Statements of Operations....................................................................             F-5
     Statements of Comprehensive Loss............................................................             F-6
     Statements of Redeemable Preferred Stock and Stockholders' Equity...........................             F-7
     Statements of Cash Flows....................................................................             F-8
     Notes to Financial Statements...............................................................             F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Windsor Woodmont Black Hawk Resort Corp.:

         We have audited the accompanying balance sheet of Windsor Woodmont Black Hawk Resort Corp. (a Colorado corporation) (The "Company") as of December 31, 2002 and the related statements of operations, comprehensive loss, redeemable preferred stock and stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Windsor Woodmont Black Hawk Resort Corp. as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 15, 2002.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Windsor Woodmont Black Hawk Resort Corp. as of December 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and on November 7, 2002, the Company voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company's ability to continue as a going concern in its present form. Management's intentions with respect to this matter are also described in Note
3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     GRANT THORNTON LLP

Denver, Colorado,
March 14, 2003 (except as discussed in Note 11,
                as to which the date is April 25, 2003)

         The report that appears below is a copy of the report issued by the Company's previous independent auditor, Arthur Andersen, LLP. That firm has discontinued performing auditing and accounting services.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Windsor Woodmont Black Hawk Resort Corp.:

         We have audited the accompanying consolidated balance sheets of Windsor Woodmont Black Hawk Resort Corp. (a Colorado corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' deficit and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Windsor Woodmont Black Hawk Resort Corp. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

/s/ ARTHUR ANDERSEN LLP
-----------------------
March 15, 2002 (except as discussed in Note 4,
                as to which the date is March 22, 2002)

Las Vegas, Nevada

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                                 BALANCE SHEETS

                                                                            December 31, 2002     December 31, 2001
                                                                            -----------------     -----------------
ASSETS
CURRENT ASSETS:
Cash                                                                          $   8,020,958         $   9,667,138
Cash and cash equivalents, restricted                                             2,350,616             5,012,476
Short-term investments, restricted                                                       --             6,480,236
Accounts receivable                                                                 164,205               223,511
Inventories                                                                         330,804               282,745
Prepaid expenses                                                                  2,614,691               859,704
Other current assets                                                                 12,298                    --
                                                                              -------------         -------------
Total current assets                                                             13,493,572            22,525,810
Property and Equipment, net                                                     119,742,091           124,599,615
OTHER ASSETS:
Base stock inventories/uniforms, net of accumulated amortization                    142,191               279,062
Funds held in escrow and security deposits                                          288,845               235,151
Franchise Fees                                                                       40,000                40,000
Deferred financing costs, net                                                       491,097             5,252,182
                                                                              -------------         -------------
TOTAL ASSETS                                                                  $ 134,197,796         $ 152,931,820
                                                                              =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Post-Petition Liabilities
 Trade accounts payable and accrued expenses                                  $   1,645,144         $          --
 Accounts payable - related parties                                                 545,818                    --
 Accrued interest                                                                   332,389                    --
 Other current liabilities                                                           42,888                    --
                                                                              -------------         -------------
Total Post Petition Liabilities                                                   2,566,239                    --
                                                                              -------------         -------------
Pre-Petition Liabilities Subject to Compromise
 Current portion of long-term debt                                              130,304,360             4,029,205
 Trade accounts payable and accrued expenses                                      2,773,190             1,684,980
 Accounts payable - related parties                                               1,900,191             4,925,732
 Construction accounts payable                                                    5,364,118             7,344,158
 Accrued interest                                                                 9,584,859             3,976,906
 Other current liabilities                                                        1,642,276               256,157
                                                                              -------------         -------------
Total Pre-Petition Liabilities                                                  151,568,944            22,217,138
                                                                              -------------         -------------
Total current liabilities                                                       154,135,233            22,217,138
                                                                              -------------         -------------
NON CURRENT LIABILITIES
Long-term debt, less current portion                                                     --           128,420,658
Warrants issued on common stock                                                     713,720             3,568,600
                                                                              -------------         -------------
Total non current liabilities                                                       713,720           131,989,258
                                                                              -------------         -------------
REDEEMABLE PREFERRED STOCK
Series A - 11% dividend, $100 redemption value, 29,000 shares outstanding         2,900,000             2,900,000
Series B - 7% dividend, $100 redemption value, 30,000 shares outstanding          1,827,355             1,754,637
Accrued dividends on preferred stock                                              1,528,175               968,576
                                                                              -------------         -------------
Total redeemable preferred stock                                                  6,255,530             5,623,213
                                                                              -------------         -------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 10,000,000 shares authorized,
 1,000,000 shares outstanding                                                        10,000                10,000
Additional paid in capital                                                       12,241,250            12,241,250
Deficit accumulated during the development stage                                (39,157,937)          (19,209,132)
Other comprehensive income                                                               --                60,093
                                                                              -------------         -------------
Total stockholders' equity                                                      (26,906,687)           (6,897,789)
                                                                              -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 134,197,796         $ 152,931,820
                                                                              =============         =============

                        SEE NOTES TO FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                            STATEMENTS OF OPERATIONS

                                                                                  For the Year Ended
                                                                                     December 31,
                                                              -----------------------------------------------------
                                                                   2002                2001               2000
                                                              -------------       -------------       -------------
OPERATING REVENUES:
Casino                                                        $ 61,288,720        $  2,620,931        $         --
Food and beverage                                                7,639,860             268,154                  --
Other                                                            1,074,451              42,054                  --
                                                              ------------        ------------        ------------
                                                                70,003,031           2,931,139                  --
Less: Promotional allowances                                    (4,139,218)           (129,005)                 --
                                                              ------------        ------------        ------------

Net operating revenues                                          65,863,813           2,802,134                  --
                                                              ------------        ------------        ------------
OPERATING EXPENSES:
Casino                                                          36,818,164           1,028,125                  --
Food and beverage                                                7,281,030             265,871                  --
Other operating expenses                                         1,928,632             290,681                  --
General and administrative                                      10,184,926             360,417                 170
Start-up costs                                                          --           4,522,740             317,146
Management fees                                                  2,095,291             132,247                  --
Depreciation and amortization                                    8,405,412             246,630                  --
                                                              ------------        ------------        ------------

Total operating expenses                                        66,713,455           6,846,711             317,316
                                                              ------------        ------------        ------------
Operating Income                                                  (849,642)         (4,044,577)           (317,316)

OTHER INCOME (EXPENSE):
Interest income                                                    142,405           1,978,602           3,810,304
Interest expense (excluding $2,237,594 of post
                 petition interest at contracted rates)        (16,774,290)         (5,839,058)         (8,834,934)
Change in valuation of warrants                                  2,854,880                  --             (12,536)
                                                              ------------        ------------        ------------
Other expense, net                                             (13,777,005)         (3,860,456)         (5,037,166)
                                                              ------------        ------------        ------------
Loss from continuing operations before
 reorganization costs and preferred stock dividends            (14,662,647)         (7,905,033)         (5,354,482)

Reorganization costs                                             4,762,559                  --                  --
                                                              ------------        ------------        ------------
Net loss before preferred stock dividends                      (19,389,206)         (7,905,033)         (5,354,482)

Preferred stock dividends                                          559,599             551,254             417,322
                                                              ------------        ------------        ------------
Net loss attributable to
  common stock                                                $(19,948,805)       $ (8,456,287)       $ (5,771,804)
                                                              ============        ============        ============
Loss per share
  Basic                                                       $     (19.95)       $      (8.46)       $      (7.21)
  Diluted                                                     $     (19.95)       $      (8.46)       $      (7.21)

Weighted Average Shares
  Basic                                                          1,000,000           1,000,000             800,200
  Diluted                                                        1,000,000           1,000,000             800,200

                        SEE NOTES TO FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                        STATEMENTS OF COMPREHENSIVE LOSS

                                                              For the Year Ended
                                                                 December 31,
                                              -------------------------------------------------
                                                  2002               2001              2000
                                              -------------     -------------     -------------
Net loss before preferred stock dividends     $(19,389,206)     $ (7,905,033)     $ (5,354,482)

Unrealized gain (loss) on securities held
  for sale                                         (60,093)         (226,593)          286,686
                                              ------------      ------------      ------------

Comprehensive loss                            $(19,449,299)     $ (8,131,626)     $ (5,067,796)
                                              ============      ============      ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
   STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           Redeemable
                                                         Preferred Stock                    Common Stock
                                                   ---------------------------        -------------------------
                                                     Shares            Amount           Shares          Amount
Balance at December 31, 1999                            --         $       --             1,000        $     10
Issuance of common stock                                --                              999,000           9,990
11% Series A preferred stock                        29,000          2,900,000                --              --
7% Series B preferred stock                         30,000          3,000,000                --              --
Warrants for common stock attached to                   --
  Series B preferred stock                              --         (1,315,330)               --              --
Preferred stock dividends                               --            417,322                --              --
                                                   -------         ----------         ---------        --------
Balance at December 31, 2000                        59,000          5,001,992         1,000,000          10,000
Amortization of value of warrants attached to
  Series B preferred stock                              --             69,967                --              --
Preferred stock dividends                               --            551,254                --              --
                                                   -------         ----------         ---------        --------
Balance at December 31, 2001                        59,000          5,623,213         1,000,000          10,000
Amortization of value of warrants attached to
  Series B preferred stock                              --             72,718                --              --
Preferred stock dividends                               --            559,599                --              --
                                                   -------         ----------         ---------        --------
Balance at December 31, 2002                        59,000         $6,255,530         1,000,000        $ 10,000
                                                   =======         ==========         =========        ========

                                                     Additional                      Other          Total
                                                      Paid In     Accumulated    Comprehensive   Stockholders'
                                                      Capital       Deficit         Income          Equity
                                                   ------------  -------------   -------------   --------------
Balance at December 31, 1999                       $        990  $ (4,981,041)      $     --     $ (4,980,041)

Issuance of common stock                             12,240,260            --             --       12,250,250
Preferred stock dividends                                    --      (417,322)            --         (417,322)
Net loss                                                     --    (5,354,482)            --       (5,354,482)
Unrealized gain on investments available for sale            --                      286,686          286,686
                                                   ------------  ------------       --------     ------------
Balance at December 31, 2000                         12,241,250   (10,752,845)       286,686        1,785,091

Preferred stock dividends                                    --      (551,254)            --         (551,254)
Net loss                                                     --    (7,905,033)            --       (7,905,033)
Unrealized gain on investments available for sale            --                     (226,593)        (226,593)
                                                   ------------  ------------       --------     ------------
Balance at December 31, 2001                         12,241,250   (19,209,132)        60,093       (6,897,789)
Preferred stock dividends                                    --      (559,599)            --         (559,599)
Net loss                                                     --   (19,389,206)            --      (19,389,206)
Unrealized gain on investments available for sale            --                      (60,093)         (60,093)
                                                   ------------  ------------       --------     ------------
Balance at December 31, 2002                       $ 12,241,250  $(39,157,937)      $     --     $(26,906,687)
                                                   ============  ============       ========     ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                            STATEMENTS OF CASH FLOWS

                                                                         For the Year Ended December 31,
                                                                 ----------------------------------------------
                                                                     2002             2001            2000
                                                                 --------------  --------------  --------------
Cash flows used in operating activities
  Net Loss                                                       $ (19,389,206)  $  (7,905,033)  $  (5,354,482)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization expense                            8,405,412         246,630              --
    Amortization of deferred financing costs                         1,450,434       1,431,699       1,043,710
    Amortization of debt discount                                      292,576         344,226              --
    Amortization of preferred stock discount                            72,718          69,967              --
    Change in valuation of warrants                                 (2,854,880)             --          12,536
  Changes in working capital:
    Accounts receivable                                                 59,306        (223,511)             --
    Inventory                                                          (48,059)       (282,745)             --
    Prepaid expenses                                                  (746,806)       (859,704)             --
    Other current assets                                               (12,298)             --              --
    Trade accounts payable                                           2,733,354       1,684,980              --
    Accounts payable related parties                                (2,479,723)      4,925,732              --
    Accrued interest                                                 5,940,342       1,547,427       2,107,225
    Other current liabilities                                        1,429,007         256,157              --
                                                                 -------------   -------------   -------------
      Net cash provided (used) in operating activities, before
        reorganization items:                                       (5,147,823)      1,235,825      (2,191,011)
Cash flows from reorganization items:
    Prepayments made in connection with Chapter 11 proceedings      (1,008,181)             --              --
    Write-off unamortized debt discount                                897,794              --              --
    Write-off unamortized deferred finance costs                     3,440,651              --              --
                                                                 -------------   -------------   -------------
      Net cash provided (used) in operating activities              (1,817,559)      1,235,825      (2,191,011)
                                                                 -------------   -------------   -------------
Cash flows from investing activities:
  Decrease (increase) in funds held in escrow                          (53,694)       (185,151)      1,736,990
  Increase in base stock inventory/uniforms                            (90,478)       (284,344)             --
  Increase in franchise fees                                                --         (40,000)             --
  Increase in property and equipment                                (3,320,539)    (68,611,052)    (27,092,162)
  Decrease (increase) in cash - restricted, cost                     2,661,860      25,109,744     (30,122,220)
  Decrease (increase) in investments, cost                           6,420,143      29,708,398     (36,128,541)
  (Decrease) increase in construction accounts payable              (1,980,040)       (492,719)     (5,339,871)
                                                                 -------------   -------------   -------------
      Net cash provided (used) in investment activities              3,637,252     (14,795,124)    (96,945,804)
                                                                 -------------   -------------   -------------
Cash flows from financing activities:
  Deferred offering costs incurred                                    (130,000)       (802,767)     (6,274,954)
  Proceeds from notes payable                                               --      23,800,000     105,965,404
  Payment of notes payable                                          (3,335,873)             --      (9,339,506)
  Proceeds from preferred stock - Series B                                  --              --       1,684,670
  Proceeds from common stock issued for cash                                --              --       4,010,250
  Proceeds from warrants issued for cash                                    --              --       3,173,064
                                                                 -------------   -------------   -------------
      Net cash (used) provided by financing activities              (3,465,873)     22,997,233      99,218,928
                                                                 -------------   -------------   -------------
Net change in cash and cash equivalents                             (1,646,180)      9,437,934          82,113
Cash and cash equivalents, beginning of period                       9,667,138         229,204         147,091
                                                                 -------------   -------------   -------------
Cash and cash equivalents, end of period                         $   8,020,958   $   9,667,138   $     229,204
                                                                 =============   =============   =============
Non Cash Items:
Construction in progress due to retainage                        $          --   $  (2,203,329)  $  (1,642,060)

Supplemental Cash Flow Information:
Interest Paid                                                    $   8,948,240   $  13,379,590   $   9,630,208

                        SEE NOTES TO FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                         NOTES TO FINANCIAL STATEMENTS

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

         The Company was a wholly owned shell company subsidiary of the LLC with no significant assets, liabilities or operating activity. In connection with the Private Placement and other financing transactions described in Note 3, the LLC contributed all of its assets and liabilities to the Company in exchange for stock of the Company and the contribution has been accounted for as a recapitalization of entities under common control whereby the assets and liabilities are recorded at the historical cost basis of the LLC. The Company completed the development of the Project, and operates the Project under a management agreement with Hyatt Gaming Management, Inc. ("Hyatt Gaming"). The LLC's ownership in the Company was subsequently reduced through the refinancing of the LLC's debt by conversion into the Company's common stock and the issuance of additional common stock for cash.

BANKRUPTCY PROCEEDINGS:

         On November 7, 2002 (the Petition Date), the Company (debtor) filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware in order to facilitate the restructuring of the Company's debt, trade liabilities and other obligations. The Company is currently operating as a debtor-in-possession under the supervision of the United States District Court for the District of Colorado. The bankruptcy petition was filed in order to preserve cash and to give the Company the opportunity to restructure its obligations.

         The financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, and do not purport to reflect or to provide for all of the possible consequences of the ongoing Chapter 11 reorganization case. Specifically, the financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be required in the Chapter 11 reorganization case or the effect of any changes which may be made in connection with the Company's capitalization or operations resulting from a plan of reorganization. The Debtor has not filed a plan of reorganization as of this date, but expects to file one in the near term. The plan, when filed, is subject to acceptance by the Company's compromised creditors and stockholders and approval by the Bankruptcy Court.

         Because of the ongoing nature of the reorganization case, the outcome of which is not presently determinable, the financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company's future operations or financial position. No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

         As a result of the items discussed above, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization, adequate sources of capital, customer and employee retention, the ability to provide a high quality gaming experience and the ability to sustain positive results of operations and cash flows sufficient to continue to operate. The financial statements do not include any adjustments to the recorded amounts or classification of assets or liabilities or reflect any amounts that may ultimately be paid to settle liabilities and contingencies which may be required in the Chapter 11 reorganization or the effect of any changes which may be made in connection with the Company's capitalization or operations resulting from a plan of reorganization.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                         NOTES TO FINANCIAL STATEMENTS

 ACCOUNTING UNDER BANKRUPTCY:

         The December 31, 2002 financial statements have been prepared in accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7). Pursuant to SOP 90-7, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding. For that purpose, the financial statements for periods including and subsequent to filing the Chapter 11 petition should distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses and other items not directly related to ongoing operations are reflected separately in the statement of operations as reorganization expenses (see note 5).

         The filing of the Chapter 11 cases by the Debtors (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the cases, and (ii)served to accelerate, for purposes of allowance, all pre-petition liabilities of the Company, whether or not those liabilities were liquidated or contingent as of the Petition Date.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents, Restricted

         The Company considers all highly liquid investments with a maturity at the time of purchase of six months or less to be cash equivalents. Amounts are held in several trust accounts by Wells Fargo Bank (as cash disbursement agent) and are restricted in use to the development of the Black Hawk Casino by Hyatt in Black Hawk, Colorado or for the 13% First Mortgage Notes interest payments. Included in restricted cash equivalents are two certificates of deposit in the amounts of $919,718 and $526,776 which were pledged as collateral on two irrevocable letters of credit in like amounts which constitute required collateral for public improvements under the Subdivision Agreement and site remediation collateral for a bench excavation permit. The letter of credit in the amount of $919,718 expired April 30, 2002, and the letter of credit in the amount of $526,776 expired September 1, 2002.

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

         Management determines the appropriate classification of its investment securities at the time of purchase and reevaluates such determination at each balance sheet date. There were no short-term investments at December 31, 2002. At December 31, 2001, short-term investments consisting of publicly traded corporate debt securities with a maturity date of 12 months or less were classified as investments available for sale. As investments available for sale, they are carried a market value, with unrealized holding gain or loss reported as a separate component of stockholders' equity.

         Amounts were held in several trust accounts by Wells Fargo Bank (as cash disbursement agent) and are restricted in use to the development of the Project or for the 13% First Mortgage Notes interest payments.

         For the years ending December 31, 2002 and 2001, unrealized losses of $60,093 and $226,593, respectively, have been recognized in the accompanying financial statements. For the year ended December 31, 2000, an unrealized gain in the amount of $286,686 has been recognized in the accompanying financial statements.

Inventory

         Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                         NOTES TO FINANCIAL STATEMENTS

Warrants Issued on Common Stock

         Warrants issued in connection with the Company's various financing transactions (see Note 4), contain a "put option" permitting the warrant holder to redeem the warrant for cash. The value of the warrants were provided by the Company's Placement Agent, U.S. Bancorp Libra. The warrants issued with the first mortgage notes and second mortgage notes were valued at $1.64 million and $160,000, respectively. The warrants issued with the Series B preferred stock have been valued at $1.37 million. The value of warrants issued to the Placement Agent was $383,000. Due to the cash based put option features of the warrants, the total warrant value has been recorded as a liability in the accompanying balance sheet and recorded at fair value each reporting period. As of December 31, 2002 and 2001, a liability for the fair market value of the warrants of $
0.71 million and $3.57 million was recorded in the accompanying balance sheet and a corresponding income of $2.85 million and an expense of $12,536 was recorded in the accompanying statement of operations for the years ended December 31, 2002 and 2000.

Stock-Based Compensation

         In 2002 the Company adopted Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-based Compensation -Transition and Disclosure" which amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also provides alternative methods of transition for a voluntary change to fair value based methods of accounting which have not been adopted at this time. SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire that stock. The Company values stock-based compensation grants to non-employees at fair value.

         At December 31, 2002, the Company had two stock-based employee compensation plans, but awards had only been made under one of the plans. The Company accounts for the plans under the recognition and measurement principles of APB 25, and related Interpretations. No stock-based compensation cost is reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

                                                                 December 31,
Net Loss                                        2002                2001                 2000
                                                ----                ----                 ----
As reported                                 $19,948,805          $8,456,287           $5,771,804
Employee stock-based compensation              (131,070)           (284,460)            (237,502)
                                            -----------          ----------           ----------
Pro forma                                   $20,079,875          $8,740,747           $6,009,306
                                            ===========          ==========           ==========

As the Company's stock is not publicly traded, the fair value of each option was estimated on the grant date using the minimum value method (which excludes a volatility assumption), with the following assumptions:

                                                December 31,
                                    2002            2001        2000
                                    ----            ----        ----
Risk-free interest rate            4.88%           5.21%        6.21%
Expected life in years            10 years       10 years     10 years
Dividend yield                      0.0%            0.0%         0.0%

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                         NOTES TO FINANCIAL STATEMENTS

Capitalized Interest

         The Company capitalized interest costs associated with the debt incurred in connection with the Project in accordance with Statements of Financial Accounting Standards No. 34 - "Capitalization of Interest Cost." Interest capitalization ceased once the Project was substantially complete on December 20, 2001. No interest was capitalized during 2002. During the years ended December 31, 2001, and 2000, $10,935,152 and $4,248,787 of interest expense was capitalized, respectively.

Funds Held in Escrow

         Funds held in escrow at December 31, 2002 and 2001 represents cash held by the Black Hawk Business Improvement District under various bond agreements associated with the construction of the Project.

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

Debt Issuance Costs

         Debt discount and issuance costs are capitalized and amortized using the effective interest rate method over the term of the related debt. Unamortized debt discount and issuance costs related to the First Mortgage Notes and Second Mortgage Notes were written off at November 7, 2002 in connection with the bankruptcy filing, and the related valuation of these items at face value. The write-off of the unamortized balances was charged to reorganization costs. Accumulated amortization, including costs written off in 2002, was $4,141,672 and $2,475,409 at December 31, 2002 and 2001, respectively.

Use of Estimates

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, and related revenues and expenses. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

         The Company reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, which is estimated as the difference between anticipated undiscounted future cash flows and carrying value, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. Fair value is estimated based on the present value of estimated future cash flows using a discount rate commensurate with the risk involved. Estimates of future cash flows are inherently subjective and are based on management's best assessment of expected future conditions. During 2001 FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". While SFAS No. 144 retains many of the provisions of SFAS No. 121 it provides guidance on estimating future cash flows to test recoverability, among other things. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                         NOTES TO FINANCIAL STATEMENTS

Loss Per Share

         Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during the period. Diluted loss per share is based on the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options. Total common stock equivalents of 863,720 for the years ended December 31, 2002, 2001 and 2000 were excluded from the diluted loss per share calculation because their effects would have been anti-dilutive.

Start-up Costs

         Effective January 1, 1999, Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", addressed the manner in which the Company accounts for start-up costs. Start-up costs incurred after January 1, 1999 through opening in 2001, have been expensed as incurred. Start-up costs consist of salaries, benefits, training, marketing, licensing and other costs incurred in connection with the opening of the Project. During the fiscal year December 31, 2001 and 2000, the Company incurred start-up costs of approximately $4.5 million, and $0.3 million, respectively.

Revenue Recognition

         Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. The incremental amount of unpaid progressive jackpot is recorded as a liability and a reduction of casino revenue in the period during which the progressive jackpot increases.

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

         Our players' club allows customers to earn certain complimentary products and/or cash based on the volume of the customers' gaming activity. The Company has recorded a liability for the estimated cost of the products and/or cash to be earned by customers. In accordance with EITF 00-22, the Company has recorded the charge for progress towards the complimentary services/cash rebates as a reduction of revenues, which totaled $3.9 million and $.08 million for the years ended December 31, 2002 and 2001, respectively.

Promotional Allowances

         In the fourth quarter of 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." EITF 00-14 requires that sales incentives be recorded as a reduction of revenue. The Company's policy relating to food and beverage and other non-casino revenues complies with EITF 00-14 and are reported as a reduction of revenues, which totaled $4.14 million and $.13 million for the year ended December 31, 2002 and 2001, respectively.

Recently Issued Accounting Standards

         The Company has reviewed all recently issued accounting pronouncements and does not believe that any of the pronouncements will have a material impact on its financial statements.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                         NOTES TO FINANCIAL STATEMENTS

Reclassifications

         Certain amounts in the December 31, 2001 and 2000 financial statements have been reclassified to conform with the current year presentation.

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                          December 31,
                                                                  2002                   2001
                                                                  ----                   ----
Property and equipment
    Land and land improvements                                  17,915,989             17,915,989
    Buildings and improvements                                  89,224,255             86,619,705
    Furniture, fixtures and equipment                           20,997,179             20,305,269
    Construction in progress                                        24,079                     --
                                                             -------------          -------------
                                                               128,161,502            124,840,963
    Less: accumulated depreciation and amortization             (8,419,411)              (241,348)
                                                             -------------          -------------
    Net property and equipment                               $ 119,742,091          $ 124,599,615
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

3. GOING CONCERN CONSIDERATIONS

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

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                         NOTES TO FINANCIAL STATEMENTS


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

4. NOTES PAYABLE

      Notes payable consisted of the following at December 31, 2002 and 2001:

                                                                               Principal Balance
                                                                                at December 31,
                                                                           2002                    2001
                                                                           ----                    ----
13% First Mortgage Notes , due March 15, 2005                          $100,000,000           $ 99,189,164
15.5% Second Mortgage Notes, due March 15, 2010                           9,840,233              9,706,699
FF&E Note, interest at prime + 6.75% (11% at Dec. 31, 2002)              17,680,006             20,800,000
Black Hawk Business Improvement Bonds, $975,000 at 6% interest, due December 1, 2005 + $2,025,000 at 6.75% interest,
    due December 1, 2011                                                  2,784,121              3,000,000
                                                                       ------------           ------------
                                                                       $130,304,360           $132,449,863
 Less current maturities                                                130,304,360              4,029,205
                                                                       ------------           ------------
 Long-term debt                                                        $         --           $128,420,658
                                                                       ============           ============

         As described in Note 3 above, all of the Company's long-term debt became immediately due and payable as a result of the commencement of the Case, accordingly, long-term debt balances have been reclassified to current maturities.

         Substantially all of the Company's assets are pledged as collateral for long-term debt. On October 15, 2002, the Company failed to make the interest payments initially due on September 15, 2002, that it had elected to defer until October 15, 2002 on the First Mortgage Notes and Second Mortgage Notes. The Company's failure to pay the interest constituted an "Event of Default" under the applicable agreements. On November 7, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As a result of the failure to make required interest payments, and the filing of the bankruptcy petition, the Company was not in compliance with all of its debt covenants.

5. REORGANIZATION EXPENSES

         Reorganization related expenses of $4,762,559 were incurred during the year ended December 31, 2002. These include costs incurred for legal, financial advisor services received in connection with our debt restructuring efforts, travel related expenses and other costs directly related to our debt restructuring efforts. Such costs also include the write-off of unamortized debt discount and deferred financing costs related to the First Mortgage Notes and the Second Mortgage Notes, in the amount of $897,794 and $3,440,651, respectively.

6. STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

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

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                         NOTES TO FINANCIAL STATEMENTS

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

7. COMMITMENTS AND CONTINGENCIES

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

Management Agreement

         On February 2, 2000, the Company entered into a management agreement which was amended on March 14, 2000 (the "Management Agreement") with Hyatt Gaming, which, in exchange for a fee, will manage the casino operations. The management fee will be equal to a basic fee of 3% of the adjusted gross receipts and an incentive fee equal to 5% of the earnings before interest, taxes, depreciation and amortization for the appropriate fiscal year. The incentive fee shall be paid only to the extent earnings before interest, taxes, depreciation and amortization is positive and will be subordinated in payment to the notes issued in the Private Placement. The Management Agreement can be terminated by either party upon delivery of written notice if certain events transpire. See
Note 12 for subsequent events related to the Hyatt Management Agreement.

Subdivision Agreement

         The LLC entered into a subdivision agreement with the City of Black Hawk, which has been assigned to the Company whereby the Company is required to dedicate an additional right-of-way for Richman Street, and to make certain improvements to Richman Street and to the portion of Highway 119 that abuts the Project's property. Upon completion of the improvements, the Company conveyed title to the improvements to the City of Black Hawk, free and clear of all liens or encumbrances, including those under the indenture governing the first mortgage notes. These conditions were met by the Company prior to the opening of the Project's operations on December 20, 2001.

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

         Paul, Hastings, Janofsky & Walker claim for legal fees. Paul, Hastings, Janofsky & Walker (Paul Hastings) is the Los Angeles and New York based law firm which acted as issuer's counsel for the Company in securing financing for the Company's casino project in Black Hawk, Colorado. The approximately $110 million in financing closed in March, 2000. The Company paid Paul Hastings a total of $800,000 in legal fees and costs in conjunction with providing services as issuer's counsel, including $700,000 disbursed to Paul Hastings from the closing of the financing in March, 2000. After March, 2000, Paul Hastings submitted additional billing statements to the Company, made several threatening communications to the Company, and ultimately filed litigation against the Company in California state courts in Los Angeles County in June, 2001.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                         NOTES TO FINANCIAL STATEMENTS

Paul Hastings claimed that it was owed an additional approximately $470,000 in fees for legal services, approximately one-half of which is allegedly based upon services rendered on an hourly fee basis, and the other half of which constitutes "bonus" which Paul Hastings alleges is due as a result of the closing of the financing. The Company believed that it overpaid Paul Hastings for the services rendered. The matter was scheduled for trial in October, 2002 in Los Angeles, but was settled at a mediation in Denver in May, 2002. The Company agreed to pay Paul Hastings an additional $150,000, $50,000 of which was paid in May, 2002 with the balance of $100,000 due in December, 2002. The $100,000 payment has not been made and Paul Hastings will be treated as an unsecured creditor in the Chapter 11 proceeding.

         First Place LLC filed a lawsuit against the Company generally asserting that it has an ownership interest in a small sliver of property upon which the Company has built and is operating the Black Hawk Casino by Hyatt. The property which First Place contends it has an ownership in consists of approximately 6,000 square feet. The Company timely referred the issue to its title insurance company, First American Title. The Company has a $33.5 million owner's title insurance policy with First American. First American has advised the Company that the claim will be covered by the Company's title insurance and the title insurance company has been and is vigorously defending the claim. After a trial in June, 2002, the trial court determined that First Place does have an ownership interest in a strip of property containing approximately 3,000 square feet which the Company believed it owed. Certain post trial motions had been granted and were pending final determination by the Court at the time of the Chapter 11 filing. The Company and First American engaged in efforts with First Place to remove this case from the bankruptcy proceeding, however, those efforts have proved unsuccessful to date. We do not anticipate that there will be any financial exposure to the Company with respect to this claim, however, similarly situate claimants have raised issues in the past with other property owners in the Black Hawk area which have had the effect of temporarily clouding title and have resulted in property owner's and/or title insurance company's entering into financial settlements with the claimant in order to eliminate the alleged "clouds" on title. The Company fully expects that this claim will be resolved by and at the expense of First American Title.

         The Colorado Limited Gaming Control Commission (the Commission) approved the issuance of the appropriate and necessary gaming licenses for operation of the Black Hawk Casino by Hyatt to the Company and Hyatt Gaming Management, Inc. on September 20, 2001. The licenses were physically issued to the Company and Hyatt immediately prior to opening of the casino on December 20, 2001. In the meantime, in October 2001, GF Gaming, a gaming company operating a casino in Central City, Colorado, filed an appeal with the Commission challenging the issuance of the licenses to the Company and Hyatt, ostensibly on the grounds that the Commission had failed to consider whether the casino facility met the historic architectural intent of the Colorado gaming laws. The Company and Hyatt requested that the appeal be dismissed for several reasons, including that GF Gaming lacked standing and that the Commission lacked jurisdiction over architectural compliance issues (those issues being within the exclusive province of the municipalities in which limited gaming is permitted). In December, 2001, the Commission dismissed the appeal based upon lack of standing and lack of jurisdiction. In February, 2002, GF Gaming filed a notice of appeal continuing its challenge with the Colorado Court of Appeals. All parties have filed all required briefs with the Court of Appeals, but a decision by the Court of Appeals has been stayed by the Chapter 11 filing. Recently, all parties to this case have filed a stipulated motion with the bankruptcy court to lift the automatic stay on this proceeding and to allow its final adjudication by the state court system. The bankruptcy court has not ruled on the stipulated motion.

         PCL Construction Services, Inc. acted as the general contractor for the Company in the construction of the Black Hawk Casino by Hyatt project. The Substantial Completion Date for the project was originally to have been October 29, 2001 and was subsequently amended by Change Order to November 15, 2001. In fact, construction of the casino was not at a point where the casino could open for business until December 20, 2001 and certain components of the project were not completed until early 2002. PCL and its subcontractors claim to be owed an aggregate of approximately $7,200,000 on the project, have recorded mechanic's liens and filed mechanic's lien foreclosure and breach of contract litigation against the Company. The Company has filed litigation against PCL for PCL's misrepresentations and contractual breaches concerning completion of the project. This litigation was not at issue with all parties as of the date of the Chapter 11 filing and has been stayed. The Company anticipates that this claim will likely be resolved by a settlement agreement with PCL in the Chapter 11 proceeding. The Company and PCL have been engaged in extensive settlement discussions since late January, 2003 and, as of April 4, 2003, PCL and the Company have conceptually agreed on the basic business terms of a settlement agreement. The agreement must be memorialized and executed by the parties, following which it must be submitted to the bankruptcy court for review and, hopefully, approval.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                         NOTES TO FINANCIAL STATEMENTS


         Paul Steelman was the project architect for the Black Hawk Casino by Hyatt project. Paul Steelman claims that it is owed an additional approximately $200,000 for architectural work performed at the project. The Company believes that it does not owe Paul Steelman the $200,000 and further believes that Paul Steelman owes the Company approximately $2,000,000 for Paul Steelman's failure to properly prepare and complete architectural plans and specifications for the project in a timely fashion. Prior to the Chapter 11 filing, the Company and Steelman had entered into a Dispute Resolution Agreement providing for mediation, to be followed by binding arbitration, if necessary. The dispute resolution process contemplated by this Agreement has been stayed. The Company and Steelman have verbally agreed to file a stipulated motion lifting the stay from this dispute and allowing its determination by Dispute Resolution Agreement; such a motion has been drafted and is awaiting execution and filing with the bankruptcy court.

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

Lease Commitments

         Minimum rental obligations under all non-cancelable operating leases with terms of one year or more as of December 31, 2002 are as follows:

         For the year ending December 31,
-----------------------------------------------------
2003                                        $ 167,244
2004                                          149,287
2005                                           74,616
2006                                           44,944
                                            ---------
                                            $ 436,091
                                            =========

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                         NOTES TO FINANCIAL STATEMENTS

8. INCOME TAXES

         The benefit for income taxes attributable to net loss for the year ended December 31, 2001 and 2000 is as follows:

                                      2002                     2001                     2000
                                      ----                     ----                     ----
Current                                 --                       --                       --
Deferred                                --                       --                       --
                                      ----                     ----                     ----
Total Provision                       $ --                     $ --                     $ --
                                      ====                     ====                     ====

         The income tax benefit associated with the Company's net loss for the year ended December 31, 2002, 2001 and 2000 differs from the amount computed at the federal income tax statutory rate as a result of the following:

                                   2002             2001             2000
                                   ----             ----             ----
Amount at statutory rate      $ (6,592,330)    $ (2,687,711)     $ (1,820,524)
Other timing differences           857,903          (52,790)               --
Valuation allowance              7,450,233        2,740,501         1,820,524
                              ------------     ------------      ------------
Total Provision               $         --     $        --       $         --
                              ============     ============      ============

         The components of the deferred taxes at December 31, 2002 and 2001 consisted of the following:


   Deferred tax assets:                          2002                     2001
-----------------------                          ----                     ----
Net operating loss                          $ 10,877,633              $ 4,772,847
Start-up costs                                 1,317,234                1,742,776
Bond issue costs                               1,169,822                       --
Bond discount                                    305,250                       --
Depreciation                                      50,523                 (355,489)
Accruals and other                               (65,105)                  44,990
                                            ------------              -----------
Net deferred tax asset                      $ 13,655,357              $ 6,205,124
Valuation Allowance                          (13,655,357)              (6,205,124)
                                            ------------              -----------
      Net deferred tax asset                $         --              $        --
                                            ============              ===========

         As discussed in Note 1, prior to the Private Placement, the operations of the Company were associated with the LLC, which was a nontaxable entity. Consistent with SFAS 109, deferred tax assets and a corresponding valuation allowance of $ 1.6 million were recorded at the date the LLC contributed all of its assets and liabilities to the Company.

         At December 31, 2002, the Company had a net operating loss of $31.9 million, that expires at various dates through 2022. The use of these losses may be limited in the event of a change in control of the Company.

         At December 31, 2002, the Company believes that it is not more likely than not that any of its deferred tax assets are realizable because of the absence of accurate future projected taxable income. Accordingly, all deferred tax assets are fully reserved as of December 31, 2002.

9. RELATED PARTY TRANSACTIONS

         One of our former directors was the Chairman and Chief Executive Officer of U.S. Bancorp Libra, the placement agent for our unit offering. During the year ended December 31, 2000, in conjunction with the initial unit offering, we paid U.S. Bancorp Libra a placement fee in the amount of $3,500,000 and warrants to purchase 80,031 shares of our common stock at $0.01 per share, exercisable until March 15, 2010.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                         NOTES TO FINANCIAL STATEMENTS

         We have a financial consulting arrangement with one of our former directors. During the year ended December 31, 2001 this director earned $208,000 for services related to the FF&E loan from Wells Fargo Bank and provided $40,000 in additional services. During the year ended December 31, 2000 this director was paid $200,000 for services related to the initial unit offering and has provided $83,785 in additional services. Trade accounts payable and accrued expenses include $208,000 payable to this director at December 31, 2002 and 2001.

         Our former Secretary and director provided legal and professional services to the Company. During the year ended December 31, 2002, he provided $26,794 in legal services. During the year ended December 31, 2001, he provided $63,496 in legal services. During the year ended December 31, 2000, he provided $47,250 in services related to the initial unit offering and $20,091 in additional services. Trade accounts payable and accrued expenses include $3,912 and $977 payable to this director at December 31, 2002 and 2001, respectively.

         Hyatt Gaming, the manager of the Project, incurred start-up costs on behalf of the Project, representing the cost of salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Project. During the years ending December 31, 2001 and 2000, Hyatt Gaming incurred start-up costs totaling $4,333,178 and $166,822, respectively. Accounts payable related parties includes $1,532,921 and $3,537,403 at December 31, 2002 and 2001, respectively, due to Hyatt for start-up costs. Accounts payable related parties includes an additional $913,088 and $1,179,352 due to Hyatt Gaming for payroll, benefits and other operating costs incurred on behalf of the Project after opening as of December 31, 2002 and 2001, respectively.

10. STOCK INCENTIVE PLAN

         On April 14, 2000, our board of directors approved the 2000 Stock Incentive Plan, which provides for the grant of options to purchase an aggregate of not more than 150,000 shares of our common stock. The purpose of the plan is to promote our long-term growth and profitability by providing key people with incentives to improve stockholder value and contribute to our growth and financial success and by enabling us to attract, retain and reward the best-available persons. The plan was approved by the shareholders in August, 2000.

         On March 25, 2002, our board of directors approved the 2002 Stock Incentive Plan, which provides for the grant of options to purchase an aggregate of not more than 45,000 shares of our common stock. The purpose of the plan is to promote our long-term growth and profitability by providing key people with incentives to improve stockholder value and contribute to our growth and financial success and by enabling us to attract, retain and reward the best-available persons. The plan was approved by the shareholders in April, 2002.

         The plans provide for the granting of both incentive stock options qualifying under Section 422 of the Internal Revenue Code of 1986 and nonqualified stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock and performance awards. Awards of incentive stock options under the plan are limited to employees and must have an exercise price at least equal to the fair market value of our common stock at the date of grant, but nonqualified stock options may have an exercise price less than fair market value.

         The plans will be administered by the board of directors or by a committee appointed by the board of directors which determines the persons to be granted options under the plan, the number of shares subject to each option, the exercise price of each option and the option period.

         The Company has not yet granted any option or award under the 2002 Stock Incentive Plan.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                         NOTES TO FINANCIAL STATEMENTS

         A summary of stock option activity and weighted average exercise prices under the 2000 Stock Incentive Plan is as follows:

                                                                      Weighted
                                                                       Average
                                               Number                 Exercise
                                             Of Shares                  Price
                                             ---------               ----------
Balance December 31, 1999
Granted at market price                       108,000                $    16.50
Exercised                                                                    --
Forfeited                                          --                        --
                                              -------                ----------
Balance December 31, 2000                     108,000                $    16.50
Granted at market price                        25,000                $    25.00
Exercised                                                                    --
Forfeited                                                                    --
                                              -------                ----------
Balance December 31, 2001                     133,000                $    18.10
Granted at market price                        17,000                $    20.00
Exercised                                                                    --
Forfeited                                                                    --
                                              -------                ----------
Balance December 31, 2002                     150,000                $    18.31
                                              =======                ==========

         The weighted average fair value and remaining contract life of options granted was $18.31, $18.10 and $16.50 and 7.8 years, 8.6 years and 9.3 years, respectively, for the fiscal year ending December 31, 2002, 2001 and 2000.

         On January 29, 2003, the Company entered into voluntary stock option exchange agreements (the "Option Exchange Agreements") to exchange outstanding options to purchase shares of our the Common Stock granted under the 2000 Stock Incentive Plan held by eligible employees or eligible directors for new options under the same option plans. The Option Exchange Agreements required an optionee to cancel and terminate their old stock options previously granted to the optionee with the result that the same number of new options with a exercise price to be the fair market value of the Common Stock on a new grant date exactly six months and one day after the date of the Option Exchange Agreements. Stock options to acquire a total of 95,000 shares of the Company's Common Stock with exercise prices ranging from $16.50 to $20.00 were exchanged under the Option Exchange Agreements. The Exchange Program was designed to comply with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," for fixed plan accounting.

11. SUBSEQUENT EVENTS

         On December 13, 2002, we filed a motion for court approval of the rejection of the Hyatt Management Agreement. The rejection of the Hyatt Management Agreement will eliminate the payment of the Hyatt Management fee, thereby reducing operating costs and increasing net revenue. On April 10, 2003, we entered into a settlement agreement with Hyatt where they will not contest the rejection of the Hyatt Management Agreement (the "Hyatt Settlement and Release Agreement"). On April 25, 2003, the Bankruptcy Court entered an order approving the Hyatt Settlement and Release Agreement. The order approving the Hyatt Settlement and Release Agreement will be entered as a final order on the Rejection Date. The Rejection Date is currently set for May 6, 2003; however, we entered into a stipulation with Hyatt to extend the Rejection Date to be on the fourth business date after we provide written notice to Hyatt, but in any event will not be later than May 19, 2003. We entered into this stipulation with Hyatt to provide additional time for the orderly transition for the management of operations.

         Under the terms of the Hyatt Settlement and Release Agreement, the Hyatt Management Agreement will be deemed rejected and Hyatt shall hold an allowed pre-petition unsecured claim in the Bankruptcy Case in the amount of $18,318,368. This claim includes the following: (i) rejection damage claim in the amount of $ 5,000,000, (ii) Second Mortgage Note claim in the amount of $ 10,877,791, including accrued interest, (iii) pre-casino opening expenses claim in the amount of $ 1,532,921, and (iv) post opening expenses claim in the amount of $ 907,657. Windsor Woodmont agrees to commence making interest only payments at a rate of 6% one month after the effective date of the reorganization plan. The interest only payments will continue until Windsor Woodmont generates excess cash flow (as defined in the Hyatt Settlement and Release Agreement) to pay the pre-petition

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                         NOTES TO FINANCIAL STATEMENTS

unsecured claim until paid in full. We agree to restrict dividends to our equity holders until Hyatt's pre-petition unsecured claim is paid in full. Hyatt agrees to support a plan of reorganization in the Chapter 11 Case and agrees to waive any claim or interest in and to any funds it possesses from the operation of the Casino. Under the Hyatt Settlement and Release Agreement, Hyatt agrees to fully cooperate in the transition of the Casino to us.

12. SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

                                                                                   Quarter
                                               ------------------------------------------------------------------------------
                                                     First          Second          Third           Fourth          Total
                                               --------------   -------------   -------------   -------------   -------------
Net operating revenues                          $ 16,940,655    $ 16,401,127    $ 18,347,586    $ 14,174,445    $ 65,863,813
Operating Income                                     (73,946)       (630,575)        438,290        (583,411)       (849,642)
Loss from continuing operations before
  reorganization costs and preferred stock
  dividends                                       (4,789,675)     (2,538,170)     (4,315,159)     (2,983,643)    (14,626,647)
Reorganization costs                                       -               -         209,111       4,553,448       4,762,559
Net loss before preferred stock dividends         (4,789,675)     (2,538,170)     (4,524,270)     (7,537,091)    (19,389,206)
Preferred stock dividends                            138,399         140,065         141,801         139,334         559,599
Net loss attributable to
    common stock                                  (4,928,074)     (2,678,235)     (4,666,071)     (7,676,425)    (19,948,805)
Loss per share
    Basic                                       $      (4.93)   $      (2.68)   $      (4.67)   $      (7.68)   $     (19.95)
    Diluted                                     $      (4.93)   $      (2.68)   $      (4.67)   $      (7.68)   $     (19.95)