Form 10-Q
period 2003-03-31
WINDSOR WOODMONT BLACK HAWK RESORT CORP
filed 2003-05-15
CIK 1119040

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       or

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
                                      INDEX

Part I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Condensed Balance Sheets, March 31, 2003 (unaudited) and December 31, 2002                    2
                  Condensed Statements of Operations for the three months ended
                      March 31, 2003 and 2002 (unaudited)                                                       3
                  Condensed Statement of Comprehensive Loss for the three months
                      ended March 31, 2003 and 2002 (unaudited)                                                 4
                  Condensed Statements of Redeemable Preferred Stock and Stockholders'
                      Equity for the period from December 31, 1999 through March 31, 2003 (unaudited)           5
                  Condensed Statements of Cash Flows for the three months ended
                      March 31, 2003 and 2002  (unaudited)                                                      6
                  Notes to Condensed Consolidated Financial Statements                                        7 - 11

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                              12 - 15

         Item 3.  Qualitative and Qualitative Disclosures about Market Risk                                    15

         Item 4.  Controls and Procedures                                                                      15

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                          16 - 17

         Item 2.  Changes in Securities and Use of Proceeds                                                    17

         Item 3.  Defaults Upon Senior Securities                                                              17

         Item 4.  Submission of Matters to a Vote of Security Holders                                          17

         Item 5.  Other Information                                                                            17

         Item 6.  Exhibits and Reports on Form 8-K                                                           17 - 18

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                            CONDENSED BALANCE SHEETS

                                                                                  March 31, 2003         December 31, 2002
                                                                                   -------------           -------------
ASSETS
CURRENT ASSETS:
Cash                                                                               $   8,340,799           $   8,020,958
Cash and cash equivalents, restricted                                                  2,352,365               2,350,616
Accounts receivable                                                                      204,473                 164,205
Inventories                                                                              291,715                 330,804
Prepaid expenses                                                                       2,245,093               2,614,691
Other current assets                                                                      11,597                  12,298
                                                                                   -------------           -------------
Total current assets                                                                  13,446,042              13,493,572
Property and Equipment, net                                                          117,725,178             119,742,091
OTHER ASSETS:
Base stock inventories/uniforms, net of accumulated amortization                         119,684                 142,191
Funds held in escrow and security deposits                                               345,986                 288,845
Franchise Fees                                                                            40,000                  40,000
Deferred financing costs, net                                                            432,000                 491,097
                                                                                   -------------           -------------
TOTAL ASSETS                                                                       $ 132,108,890           $ 134,197,796
                                                                                   =============           =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Post-Petition Liabilities
  Trade accounts payable and accrued expenses                                      $   2,703,666           $   1,645,144
  Accounts payable - related parties                                                     487,510                 545,818
  Accrued interest                                                                       874,068                 332,389
  Other current liabilities                                                              128,752                  42,888
                                                                                   -------------           -------------
Total Post Petition Liabilities                                                        4,193,996               2,566,239
                                                                                   -------------           -------------
Pre-Petition Liabilities Subject to Compromise
  Current portion of long-term debt                                                  130,304,360             130,304,360
  Trade accounts payable and accrued expenses                                          1,426,859               2,773,190
  Accounts payable - related parties                                                   1,944,740               1,900,191
  Construction accounts payable                                                        5,364,118               5,364,118
  Accrued interest                                                                     9,584,859               9,584,859
  Other current liabilities                                                            1,642,276               1,642,276
                                                                                   -------------           -------------
Total Pre-Petition Liabilities                                                       150,267,212             151,568,994
                                                                                   -------------           -------------
Total current liabilities                                                            154,461,208             154,135,233
                                                                                   -------------           -------------
NON CURRENT LIABILITIES
Long-term debt, less current portion                                                          --                      --
Warrants issued on common stock                                                          713,720                 713,720
                                                                                   -------------           -------------
Total non current liabilities                                                            713,720                 713,720
                                                                                   -------------           -------------
REDEEMABLE PREFERRED STOCK
Series A - 11% dividend, $100 redemption value, 29,000 shares outstanding              2,900,000               2,900,000
Series B - 7% dividend, $100 redemption value, 30,000 shares outstanding               1,846,000               1,827,355
Accrued dividends on preferred stock                                                   1,670,789               1,528,175
                                                                                   -------------           -------------
Total redeemable preferred stock                                                       6,416,789               6,255,530
                                                                                   -------------           -------------
Commitments and contingencies
STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 10,000,000 shares authorized,
    1,000,000 shares outstanding                                                          10,000                  10,000
Additional paid in capital                                                            12,241,250              12,241,250
Accumulated Deficit                                                                  (41,734,077)            (39,157,937)
                                                                                   -------------           -------------
Total stockholders' deficit                                                          (29,482,827)            (26,906,687)
                                                                                   -------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $ 132,108,890           $ 134,197,796
                                                                                   =============           =============

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                   For the Three Months Ended
                                                                          March 31,
                                                              -----------------------------------
                                                                  2003                  2002
                                                              ------------           ------------
OPERATING REVENUES:
Casino                                                        $ 12,964,834           $ 15,831,611
Food and beverage                                                1,630,323              1,656,898
Other                                                              243,747                194,827
                                                              ------------           ------------
                                                                14,838,904             17,683,336
Less: Promotional allowances                                    (1,061,198)              (742,681)
                                                              ------------           ------------
Net operating revenues                                          13,777,706             16,940,655
                                                              ------------           ------------
OPERATING EXPENSES:
Casino                                                           8,045,221              9,311,949
Food and beverage                                                1,340,336              1,730,111
Other operating expenses                                           304,535                482,933
General and administrative                                       2,435,410              2,847,667
Management fees                                                    477,637                581,696
Depreciation and amortization                                    2,086,441              2,060,245
                                                              ------------           ------------
Total operating expenses                                        14,689,580             17,014,601
                                                              ------------           ------------
Operating Income (Loss)                                           (911,874)               (73,946)
OTHER INCOME (EXPENSE):
Interest income                                                     10,413                102,864
Interest expense                                                  (621,653)            (4,818,593)
                                                              ------------           ------------
Other expense, net                                                (611,240)            (4,715,729)
                                                              ------------           ------------
Loss from continuing operations before
  reorganization costs and preferred stock dividends            (1,523,114)            (4,789,675)
Reorganization costs                                               910,413                     --
                                                              ------------           ------------
Net loss before preferred stock dividends                       (2,433,527)            (4,789,675)
Preferred stock dividends                                          142,613                138,399
                                                              ------------           ------------
Net loss attributable to
    common stock                                              $ (2,576,140)          $ (4,928,074)
                                                              ============           ============
Loss per share
    Basic                                                     $      (2.58)          $      (4.93)
    Diluted                                                   $      (2.58)          $      (4.93)
Weighted Average Shares
    Basic                                                        1,000,000              1,000,000
    Diluted                                                      1,000,000              1,000,000

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                 (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                   CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

                                                       For the Three Months Ended
                                                              March 31,
                                                   ---------------------------------
                                                      2003                  2002
                                                   -----------           -----------
Net loss before preferred stock dividends          $(2,433,527)          $(4,789,675)
Unrealized gain (loss) on securities held
    for sale                                                --               (60,093)
                                                   -----------           -----------
Comprehensive loss                                 $(2,433,527)          $(4,849,768)
                                                   ===========           ===========

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
  CONDENSED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

                                                               Redeemable
                                                             Preferred Stock                        Common Stock
                                                       ----------------------------           --------------------------
                                                       Shares             Amount               Shares            Amount
                                                       -------          -----------           ---------          -------
Balance at December 31, 1999                                                                      1,000          $    10
Issuance of common stock                                                                        999,000            9,990
11% Series A preferred stock                            29,000          $ 2,900,000                  --               --
7% Series B preferred stock                             30,000            3,000,000                  --               --
Warrants for common stock attached to
    Series B preferred stock                                --           (1,315,330)                 --               --
Preferred stock dividends                                   --              417,322                  --               --
                                                       -------          -----------           ---------          -------
Balance at December 31, 2000                            59,000            5,001,992           1,000,000           10,000

Amortization of value of warrants attached to
    Series B preferred stock                                --               69,967                  --               --
Preferred stock dividends                                   --              551,254                  --               --
                                                       -------          -----------           ---------          -------
Balance at December 31, 2001                            59,000            5,623,213           1,000,000           10,000

Amortization of value of warrants attached to
    Series B preferred stock                                --               72,718                  --               --
Preferred stock dividends                                   --              559,599                  --               --
                                                       -------          -----------           ---------          -------
Balance at December 31, 2002                            59,000            6,255,530           1,000,000           10,000

Amortization of value of warrants attached to
    Series B preferred stock                                --               18,646                  --               --
Preferred stock dividends                                   --              142,613                  --               --
                                                       -------          -----------           ---------          -------
Balance at March 31, 2003                               59,000          $ 6,416,789           1,000,000          $10,000
                                                       =======          ===========           =========          =======

                                                      Additional                                    Other               Total
                                                       Paid In             Accumulated           Comprehensive       Stockholders'
                                                       Capital               Deficit                Income              Deficit
                                                      -----------          ------------           ---------           ------------
Balance at December 31, 1999                          $       990          $ (4,981,041)          $      --           $ (4,980,041)
Issuance of common stock                               12,240,260                    --                  --             12,250,250
Preferred stock dividends                                      --              (417,322)                 --               (417,322)
Net loss                                                       --            (5,354,482)                 --             (5,354,482)
Unrealized gain on investments available for sale              --                    --             286,686                286,686
                                                      -----------          ------------           ---------           ------------
Balance at December 31, 2000                           12,241,250           (10,752,845)            286,686              1,785,091
Preferred stock dividends                                      --              (551,254)                 --               (551,254)
Net loss                                                       --            (7,905,033)                 --             (7,905,033)
Unrealized gain on investments available for sale              --                    --            (226,593)              (226,593)
                                                      -----------          ------------           ---------           ------------
Balance at December 31, 2001                           12,241,250           (19,209,132)             60,093             (6,897,789)
Preferred stock dividends                                      --              (559,599)                 --               (559,599)
Net loss                                                       --           (19,389,206)                 --            (19,389,206)
Unrealized gain on investments available for sale              --                    --             (60,093)               (60,093)
                                                      -----------          ------------           ---------           ------------
Balance at December 31, 2002                           12,241,250           (39,157,937)                 --            (26,906,687)
Preferred stock dividends                                      --              (142,613)                 --               (142,613)
Net loss                                                       --            (2,433,527)                 --             (2,433,527)
Unrealized gain on investments available for sale              --                    --                  --                     --
                                                      -----------          ------------           ---------           ------------
Balance at March 31, 2003                             $12,241,250          $(41,734,077)          $      --           $(29,482,827)
                                                      ===========          ============           =========           ============

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                     For the Three Months Ended
                                                                             March 31,
                                                                 ---------------------------------
                                                                    2003                  2002
                                                                 -----------           -----------
Cash flows used in operating activities
  Net Loss                                                       $(2,433,527)          $(4,789,675)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Depreciation and amortization expense                          2,086,441             2,060,245
    Amortization of deferred financing costs                          59,097               414,005
    Amortization of debt discount                                         --                85,960
    Amortization of preferred stock discount                          18,645                17,904
  Changes in working capital:
    Accounts receivable                                              (40,268)               (1,578)
    Inventory                                                         39,089               (36,125)
    Prepaid expenses                                                 369,598              (339,495)
    Other current assets                                                 701               (18,592)
    Trade accounts payable                                          (287,809)            2,212,066
    Accounts payable related parties                                 (13,759)           (2,929,069)
    Accrued interest                                                 541,679            (3,156,997)
    Other current liabilities                                         85,864               975,152
                                                                 -----------           -----------
      Net cash provided (used) in operating activities               425,751            (5,506,199)
                                                                 -----------           -----------
Cash flows from investing activities:
  Decrease (increase) in funds held in escrow                        (57,141)               (2,599)
  Increase in property and equipment                                 (47,020)           (1,720,470)
  Decrease (increase) in cash - restricted, cost                      (1,749)            2,678,813
  Decrease (increase) in investments, cost                                --             6,420,143
  (Decrease) increase in construction accounts payable                    --            (1,027,529)
                                                                 -----------           -----------
      Net cash provided (used) in investment activities             (105,910)            6,348,358
                                                                 -----------           -----------
Cash flows from financing activities:
  Deferred offering costs incurred                                        --              (150,000)
  Payment of notes payable                                                --              (693,332)
                                                                 -----------           -----------
      Net cash (used) provided by financing activities                    --              (843,332)
                                                                 -----------           -----------
Net change in cash and cash equivalents                              319,841                (1,173)
Cash and cash equivalents, beginning of period                     8,020,958             9,667,138
                                                                 -----------           -----------
Cash and cash equivalents, end of period                         $ 8,340,799           $ 9,665,965
                                                                 ===========           ===========
Non Cash Items:
Construction in progress due to retainage                        $        --           $   208,122
Supplemental Cash Flow Information:
Interest Paid                                                    $        --           $ 7,455,952

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ORGANIZATION

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

      The Company was a wholly owned shell company subsidiary of the LLC with no significant assets, liabilities or operating activity. In connection with the Private Placement and other financing transactions described in Note 3, the LLC contributed all of its assets and liabilities to the Company in exchange for stock of the Company and the contribution has been accounted for as a recapitalization of entities under common control whereby the assets and liabilities are recorded at the historical cost basis of the LLC. The Company completed the development of the Project, and operates the Project under a management agreement with Hyatt Gaming Management, Inc. ("Hyatt Gaming") (see note 6). The LLC's ownership in the Company was subsequently reduced through the refinancing of the LLC's debt by conversion into the Company's common stock and the issuance of additional common stock for cash.

BANKRUPTCY PROCEEDINGS:

      On November 7, 2002 (the "Petition Date"), we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the District of Colorado (the "Bankruptcy Court") as Case No. 02-28089-ABC (the "Chapter 11 Case") in order to facilitate the restructuring of the Company's debt, trade liabilities and other obligations. The Company is currently operating as a debtor-in-possession under the supervision of the Bankruptcy Court. The bankruptcy petition was filed in order to preserve cash and to give the Company the opportunity to restructure its obligations.

      The financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, and do not purport to reflect or to provide for all of the possible consequences of the ongoing Chapter 11 Case. Specifically, the financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be required in the Chapter 11 Case or the effect of any changes which may be made in connection with the Company's capitalization or operations resulting from a plan of reorganization. The Debtor has not filed a plan of reorganization as of this date, but expects to file one in the near term. The plan, when filed, is subject to acceptance by the Company's compromised creditors and stockholders and approval by the Bankruptcy Court.

      Because of the ongoing nature of the Chapter 11 Case, the outcome of which is not presently determinable, the financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company's future operations or financial position. No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 Case.

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

ACCOUNTING UNDER BANKRUPTCY:

      The financial statements have been prepared in accordance with AICPA Statement of Position 90-7 Financial

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7). Pursuant to SOP 90-7, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding. For that purpose, the financial statements for periods including and subsequent to filing the Chapter 11 Case should distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses and other items not directly related to ongoing operations are reflected separately in the statement of operations as reorganization expenses (see note 4).

      The filing of the Chapter 11 Case Debtor (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the Chapter 11 Case, and (ii) served to accelerate, for purposes of allowance, all pre-petition liabilities of the Company, whether or not those liabilities were liquidated or contingent as of the Petition Date.

ACCOUNTING POLICIES:

      The financial information at March 31, 2003, and for the three months ended March 31, 2003 and 2002 is unaudited. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that will be achieved for the entire year.

      These financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

      Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during the period. Diluted loss per share is based on the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options. Stock options and warrants convertible into 768,720 and 863,720 shares of common stock at March 31, 2003 and December 31, 2002, respectively, were excluded from the diluted loss per share calculation because their effects would have been anti-dilutive.

      The Company has reviewed all recently issued accounting pronouncements and does not believe that any of the pronouncements will have a material impact on its financial statements.

2. GOING CONCERN CONSIDERATIONS

      The Company is currently operating under the jurisdiction of Chapter 11 of the Code and the Bankruptcy Court, and the continuation of the Company as a going concern is contingent upon, among other things, its ability to restructure successfully, including refinancing its debts, and the ability of the Company to general sufficient cash to fund future operations. There can be no assurance in this regard.

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

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

      Under the Code, the rights of, and ultimate payments to pre-Petition Date creditors and shareholders may be substantially altered from their contractual terms. At this time, it is not possible to predict the outcome of the Chapter 11 Case, in general, or the effect of the Chapter 11 Case on the business of the Company or on the interests of creditors and shareholders.

      The Company anticipates that substantially all liabilities of the Company as of the Petition Date will be resolved under one or more plans of reorganizations to be proposed and voted on in the Chapter 11 Case in accordance with the provisions of the Code. Although the Company intends to file and seek confirmation of such a plan or plans, there can be no assurance as to when the Company will file such a plan or plans, or that such plan or plans will be confirmed by the Bankruptcy Court and consummated.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the filing of the Chapter 11 Case, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties.

3. NOTES PAYABLE

      Notes payable consisted of the following at March 31, 2003 and December 31, 2002:

                                                                                  Principal Balance
                                                                         ----------------------------------
                                                                           March 31,            December 31,
                                                                             2003                  2002
                                                                         ------------          ------------
13% First Mortgage Notes, due March 15, 2005                             $100,000,000          $100,000,000
15.5% Second Mortgage Notes, due March 15, 2010                             9,840,233             9,840,233
FF&E Note, interest at prime + 6.75% (11% at March 31, 2003)               17,680,006            17,680,006
Black Hawk Business Improvement Bonds, $975,000 at 6% interest, due December 1, 2005 + $2,025,000 at 6.75% interest,
    due December 1, 2011                                                    2,784,121             2,784,121
                                                                         ------------          ------------
                                                                         $130,304,360          $130,304,360
 Less current maturities                                                  130,304,360           130,304.360
                                                                         ------------          ------------
 Long-term debt                                                          $         --          $         --
                                                                         ============          ============

      All of the Company's long-term debt became immediately due and payable as a result of the commencement of the Chapter 11 Case, accordingly, long-term debt balances have been reclassified to current maturities.

      Substantially all of the Company's assets are pledged as collateral for long-term debt. On October 15, 2002, the Company failed to make the interest payments initially due on September 15, 2002, that it had elected to defer until October 15, 2002 on the First Mortgage Notes and Second Mortgage Notes. The Company's failure to pay the interest constituted an "Event of Default" under the applicable agreements. On November 7, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the Code. As a result of the failure to make required interest payments, and the filing of the bankruptcy petition, the Company was not in compliance with all of its debt covenants.

4. REORGANIZATION EXPENSES

      Reorganization related expenses of $910,413 were incurred during the three months ended March 31, 2003. These include costs incurred for legal, financial advisor services received in connection with our debt restructuring efforts, travel related expenses and other costs directly related to our debt restructuring efforts.

5. COMMITMENTS AND CONTINGENCIES

Gaming Regulation Licensing

      The Company's ability to conduct gaming operations in the State of Colorado is subject to the licensability and qualifications of the Company and its common stockholders. The Colorado Gaming Commission approved the issuance

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

of the appropriate and necessary gaming licenses for operation of the Casino to us and Hyatt Gaming on September 20, 2001. The licenses were physically issued to us immediately prior to opening of our casino on December 20, 2001. Additionally, upon receipt of a gaming license, such licensing and qualifications are reviewed periodically by the gaming authorities in Colorado and there are no guarantees such licenses will be renewed.

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

For a complete list of Legal Proceedings see Item 1, Part II.

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

6. SUBSEQUENT EVENTS

      On December 13, 2002, we filed a motion for court approval of the rejection of the Hyatt Management Agreement. The rejection of the Hyatt Management Agreement will eliminate the payment of the Hyatt Management fee, thereby reducing operating costs and increasing net revenue. On April 10, 2003, we entered into a settlement agreement with Hyatt where they will not contest the rejection of the Hyatt Management Agreement (the "Hyatt Settlement and Release Agreement"). On April 25, 2003, the Bankruptcy Court entered an order approving the Hyatt Settlement and Release Agreement. The order approving the Hyatt Settlement and Release Agreement will be entered as a final order on the Rejection Date. The Rejection Date is currently set for May 6, 2003.; however, we entered into a stipulation with Hyatt to extend the Rejection Date to be on the fourth business date after we provide written notice to Hyatt, but in any event will not be later than May 19, 2003. We entered into this stipulation with Hyatt to provide additional time for the orderly transition for the management of operations. On May 7, 2003, we provided written notice to Hyatt electing May 14, 2003 (a date which is four business days after the date of the notice) as the Rejection Date. On May 14, 2003, we assumed management of the casino and the casino name was changed to the Mountain High Casino.

      Under the terms of the Hyatt Settlement and Release Agreement, the Hyatt Management Agreement will be deemed rejected and Hyatt shall hold an allowed pre-petition unsecured claim in the Bankruptcy Case in the amount of $18,318,368. This claim includes the following: (i) rejection damage claim in the amount of $ 5,000,000, (ii) Second Mortgage Note claim in the amount of $ 10,877,791, including accrued interest, (iii) pre-casino opening expenses claim in the amount of $ 1,532,921, and (iv) post opening expenses claim in the amount of $ 907,657. Windsor Woodmont

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

agrees to commence making interest only payments at a rate of 6% one month after the effective date of the reorganization plan. The interest only payments will continue until Windsor Woodmont generates excess cash flow (as defined in the Hyatt Settlement and Release Agreement) to pay the pre-petition unsecured claim until paid in full. We agree to restrict dividends to our equity holders until Hyatt's pre-petition unsecured claim is paid in full. Hyatt agrees to support a plan of reorganization in the Chapter 11 Case and agrees to waive any claim or interest in and to any funds it possesses from the operation of the Casino. Under the Hyatt Settlement and Release Agreement, Hyatt agrees to fully cooperate in the transition of the Casino to us.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

      Statements made in this Form 10-Q ("Quarterly Report") that are not historical or current facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, we may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the "Commission"), in press releases and in reports to shareholders. In addition, we may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the "Commission"), in press releases and in reports to shareholders. The forward-looking statements included in this Quarterly Report are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on the following assumptions: a plan of reorganization submitted by us will be approved by the Bankruptcy Court, competitive and market conditions affecting the Casino will not change materially or adversely, that we will retain key management personnel, that our forecasts will accurately anticipate market demand and that there will be no further material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

OVERVIEW

      As a result of our inability to meet the financial projections set forth by Hyatt resulting from below projection revenues and earnings performance, on November 7, 2002, we filed a voluntary petition for reorganization under Chapter 11 of the Code.

      Under Chapter 11, we are operating our business as a debtor-in-possession. Under the Code, actions to collect pre-petition indebtedness or enforce pre-petition contractual obligations, as well as most other pending actions against us or property of our estate, are stayed. On April 10, 2003, we entered into the Hyatt Settlement and Release Agreement with Hyatt Gaming whereby Hyatt Gaming will hold certain allowed pre-petition unsecured claims in the Chapter 11 Case and the Hyatt Management Agreement will be deemed rejected. On April 25, 2003, the Bankruptcy Court entered an order approving the Hyatt Settlement and Release Agreement. The order approving the Hyatt Settlement and Release Agreement will be entered as a final order on the Rejection Date. The Rejection Date is currently set for May 6, 2003.; however, we entered into a stipulation with Hyatt to extend the Rejection Date to be on the fourth business date after we provide written notice to Hyatt, but in any event will not be later than May 19, 2003. We entered into this stipulation with Hyatt to provide additional time for the orderly transition for the management of operations. We provided written notice to Hyatt on May 7, 2003 electing May 14, 2003 (a date which is four business days after the date of the notice) as the Rejection Date. On May 14, 2003, we assumed management of the casino and the casino's name was changed to the Mountain High Casino. We have added a new management team which includes a new General Manager, Assistant General Manager, Director of Casino Operations and Director of Food & Beverage. Each new member of the Mountain High Casino management team has significant experience in the Black Hawk gaming market and our General Manager and Assistant General Manager have casino turnaround experience in the Black Hawk gaming market.

      The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements of Windsor Woodmont Black Hawk Resort Corp., including the respective notes thereto and other financial information included elsewhere in this report.

      The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

RESULTS OF OPERATIONS

The following table sets forth certain summarized operating data for the periods indicated.

                                              Quarter Ended March 31,
                                          --------------------------------
                                            2003                  2002                 Increase (Decrease)
                                          -----------          -----------          -------------------------
Net Revenues                               13,777,706           16,940,655          (3,162,949)        -18.7%
Total Operating Expenses                   14,689,580           17,014,601          (2,325,021)        -13.7%
                                          -----------          -----------          ----------         ------
Operating Income (Loss)                      (911,874)             (73,946)           (837,928)
Add: Depreciation and Amortization          2,086,441            2,060,245              26,196           1.3%
                                          -----------          -----------          ----------         ------
EBITDA(1)                                   1,174,567            1,986,299            (811,732)        -40.9%
                                          ===========          ===========          ==========         ======
EBITDA Margin (1)(2)                              8.5%                11.7%               -3.2%
                                          ===========          ===========          ==========

(1) EBITDA consists of earnings before interest, income taxes, depreciation and amortization. EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry. EBITDA and EBITDA Margin are not determined in accordance with generally accepted accounting principles. EBITDA should not be construed as an alternative to operating income, as an indicator of the Company's operating performance, as an alternative to cash flows from operating activities, or as a measure of liquidity. The Company's definition of EBITDA may not be identical to other companies'. The above table reconciles EBITDA to operating income included in the financial statements presented in Item 1, Part 1.

(2)   EBITDA margin is EBITDA as a percentage of net revenues.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002:

      Total revenue for the quarter ended March 31, 2003 was $14,838,904, $13,777,706 net of promotional allowances. This included $12,964,834 in casino revenue, $1,630,323 in food and beverage revenue, and $243,747 of other revenue. This compares to total revenue for the quarter ended March 31, 2002 of $17,683,336, $16,940,655 net of promotional allowances. This included $15,831,611 in casino revenue, $1,656,898 in food and beverage revenue, and $194,827 of other revenue.

      Casino operating expenses for the quarter ended March 31, 2003 totaled $8,045,221, including $2,726,457 in state and local gaming taxes and device fees. This compares to casino operating expenses for the quarter ended March 31, 2002 totaling $9,311,949, including $3,383,967 in state and local gaming taxes and device fees. The decrease is primarily due to reduced payroll and benefit costs and to reduced gaming taxes, offset partially by increased cost of coupon redemptions. The gaming taxes were reduced due to reduced gaming revenue. Other casino operating expenses consist principally of salaries, wages and benefits, marketing costs, and other operating expenses of the casino.

      Food and beverage expenses for the quarter ended March 31, 2003 totaled $1,340,336, including $800,005 in cost of goods sold. This compares to Food and beverage expenses for the quarter ended March 31, 2002 totaling $1,730,111, including $983,925 in cost of goods sold. The decrease is primarily due to reduced payroll and benefit costs and reduced cost of goods sold. Other food and beverage expenses consist principally of salaries, wages and benefits, and other operating expenses of the food and beverage operations.

      Other operating expenses for the quarter ended March 31, 2003 totaled $304,535 versus $482,933 for the quarter ended March 31, 2002, and consists of salaries, wages and benefits, contract entertainment expense, and other operating expenses. The decrease is primarily due to reduced payroll and benefit costs.

      General and administrative expenses for the quarter ended March 31, 2003 totaled $2,435,410 versus $2,847,667 for the quarter ended March 31, 2002, and consists of salaries, wages and benefits, utilities, insurance, property taxes, contract services, maintenance and repairs, cleaning supplies, and other operating expenses. The net reduction is due to decreases in payroll and benefit costs and in contract services costs, partially offset by increases in property taxes.

      Depreciation and amortization expense for the quarter ended March 31, 2003 totaled $2,086,441 versus $2,060,245 for the quarter ended March 31, 2002. These expenses relate to property and equipment in service and vary with the addition or replacement of new items of property and equipment.

      Interest expense for the quarter ended March 31, 2003 totaled $621,653, including $59,097 in amortization of debt issuance costs. This compares to interest expense for the quarter ended March 31, 2002, which totaled $4,818,593, including $414,005 in amortization of debt issuance costs. The reduction in interest expense is a result of interest not being accrued on the First and Second Mortgage Notes payable during the course of our bankruptcy proceedings, and the write-off at December 31, 2002 of unamortized debt discount and deferred financing costs related to the First and Second Mortgage Notes.

      Reorganization expenses for the quarter ended March 31, 2003 totaled $910,413. This includes costs incurred for legal, financial advisor services received in connection with our debt restructuring efforts, travel related expenses and other costs directly related to our debt restructuring efforts. There were no similar costs during the quarter ended March 31, 2002.

      Future operating results will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control. While we believe that our casino will be able to attract a sufficient number of patrons and achieve the level of activity and revenues necessary to permit us to meet our payment obligations, we cannot assure you that we will achieve these results.

LIQUIDITY AND CAPITAL RESOURCES

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

      After we confirm a plan of reorganization, we estimate that cash flow from operations will be sufficient to sustain our operations during the next fiscal year. We cannot assure you that any financing, if necessary to meet liquidity requirements, will be available to us in the future, or that, if available, any such financing will be on favorable terms. We cannot assure you that our reasonably foreseeable liquidity needs are or will be accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds. We expect that the adequacy of our operating cash flow will depend, among other things, upon our ability to reorganize, the general state of the economy, both local and national, our ability to manage the Casino, the continued development of the Black Hawk market as a gaming destination, the intensity of the competition, the efficiency of operations, depth of customer demand, and the effectiveness of our marketing and promotional efforts.

Item 3. Qualitative and Qualitative Disclosures about Market Risk

      Not Applicable.

Item 4. Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

      First Place LLC filed a lawsuit against the Company generally asserting that it has an ownership interest in a small sliver of property upon which the Company has built and is operating the Black Hawk Casino by Hyatt. The property which First Place contends it has an ownership in consists of approximately 6,000 square feet. The Company timely referred the issue to its title insurance company, First American Title. The Company has a $33.5 million owner's title insurance policy with First American. First American has advised the Company that the claim will be covered by the Company's title insurance and the title insurance company has been and is vigorously defending the claim. After a trial in June, 2002, the trial court determined that First Place does have an ownership interest in a strip of property containing approximately 3,000 square feet which the Company believed it owned. Certain post trial motions had been granted and were pending final determination by the Court at the time of the Chapter 11 filing. The Company and First American engaged in efforts with First Place to remove this case from the bankruptcy proceeding, however, those efforts have proved unsuccessful to date. We do not anticipate that there will be any financial exposure to the Company with respect to this claim, however, similarly situate claimants have raised issues in the past with other property owners in the Black Hawk area which have had the effect of temporarily clouding title and have resulted in property owner's and/or title insurance company's entering into financial settlements with the claimant in order to eliminate the alleged "clouds" on title. The Company fully expects that this claim will be resolved by and at the expense of First American Title.

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

      Not Applicable.

Item 3. Defaults Upon Senior Securities

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable.

Item 5. Other Information

      In connection with the termination of Hyatt Gaming Management, Inc.'s management of the Casino, the Company will re-brand the Casino from the Black Hawk Casino by Hyatt to the Mountain High Casino. A new management team has been assembled including a new General Manager, Assistant General Manager, Director of Casino Operations and Director of Food & Beverage. Each new member of the Mountain High Casino management team brings with them extensive Black Hawk gaming market experience, and in the case of our new General Manager and Assistant General Manager, Black Hawk casino turnaround experience.

Item 6. Exhibits and Reports on Form 8-K

1. Exhibits

      99.1. Certification Pursuant to 18 U.S.C. 1350 as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

2. Form 8-K

      Form 8-K filed on February 26, 2003, disclosing in accordance with Regulation FD a letter sent to the holders of its common stock regarding the status of its Chapter 11 Bankruptcy proceeding.

      Form 8-K filed on April 10, 2003, reporting that the Company had agreed to a settlement with Hyatt Gaming Management, Inc. in which Hyatt Gaming Management, Inc. will end its management of the Black Hawk Casino by Hyatt for certain financial considerations, subject to approval by the United States Bankruptcy Court in Denver, Colorado.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003

                                       WINDSOR WOODMONT BLACK HAWK RESORT CORP.


                                       /s/ Jerry L. Dauderman
                                       ----------------------
                                       Jerry L. Dauderman,
                                       Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Jerry Dauderman, certify that:

      I have reviewed this quarterly report on Form 10-Q of Windsor Woodmont Black Hawk Resort Corp.;

1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period discovered by this quarterly report;

2. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and;

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 15, 2003             /s/ Jerry Dauderman
                                    --------------------------------------------
                                    Jerry Dauderman, Chief Executive Officer and
                                    Chairman of the Board of Directors

                            CERTIFICATION PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

            I, Michael Armstrong, certify that:

            I have reviewed this quarterly report on Form 10-Q of Windsor Woodmont Black Hawk Resort Corp.:

1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period discovered by this quarterly report;

2. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and;

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: May 15, 2003      /s/ Michael Armstrong
                              --------------------------------------------
                              Michael Armstrong, Executive Vice President, Chief
                              Financial Officer, Treasurer and Secretary

                                  EXHIBIT INDEX

No.               Description
---               -----------
99.1.             Certification Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.