Form 10-Q
period 2003-06-30
WINDSOR WOODMONT BLACK HAWK RESORT CORP
filed 2003-08-14
CIK 1119040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       or

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
                                      Index

Part I -- FINANCIAL INFORMATION

   Item 1.  Financial Statements
            Condensed Balance Sheets, June 30, 2003 (unaudited) and December 31, 2002            2
            Condensed Statements of Operations for the three months and six months
                ended June 30, 2003 and 2002 (unaudited)                                         3
            Condensed Statement of Comprehensive Loss for the three months and six months
                ended June 30, 2003 and 2002 (unaudited)                                         4
            Condensed Statements of Redeemable Preferred Stock and Stockholders' Equity
                for the period from December 31, 1999 through June 30, 2003 (unaudited)          5
            Condensed Statements of Cash Flows for the three months and six months ended
                June 30, 2003 and 2002  (unaudited)                                              6
            Notes to Condensed Consolidated Financial Statements                               7 - 11

   Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                     12 - 16

   Item 3.  Qualitative and Qualitative Disclosures about Market Risk                           16

   Item 4.  Controls and Procedures                                                             16

Part II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                 17 - 18

   Item 2.  Changes in Securities and Use of Proceeds                                           18

   Item 3.  Defaults Upon Senior Securities                                                     18

   Item 4.  Submission of Matters to a Vote of Security Holders                                 18

   Item 5.  Other Information                                                                   18

   Item 6.  Exhibits and Reports on Form 8-K                                                    18



                             WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                           (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                                          BALANCE SHEETS

                                                                   June 30, 2003  December 31, 2002
                                                                   -------------  -----------------
                                                                    (unaudited)
ASSETS
CURRENT ASSETS:
Cash                                                               $   7,325,896    $   8,020,958
Cash and cash equivalents, restricted                                  2,353,939        2,350,616
Accounts receivable                                                      184,137          164,205
Inventories                                                              264,736          330,804
Prepaid expenses                                                       1,828,228        2,614,691
Other current assets                                                      21,769           12,298
                                                                   -------------    -------------
Total current assets                                                  11,978,705       13,493,572
Property and Equipment, net                                          115,527,239      119,742,091

OTHER ASSETS:
Base stock inventories/uniforms, net of accumulated amortization         122,872          142,191
Funds held in escrow and security deposits                               354,386          288,845
Franchise Fees                                                            40,000           40,000
Deferred financing costs, net                                            372,752          491,097
                                                                   -------------    -------------
TOTAL ASSETS                                                       $ 128,395,954    $ 134,197,796
                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Post-Petition Liabilities
  Trade accounts payable and accrued expenses                      $   1,677,555    $   2,190,962
  Accrued interest                                                     1,307,741          332,389
  Other current liabilities                                              959,254           42,888
                                                                   -------------    -------------
Total Post Petition Liabilities                                        3,944,550        2,566,239
                                                                   -------------    -------------
Pre-Petition Liabilities Subject to Compromise
  Current portion of long-term debt                                  135,190,721      130,304,360
  Trade accounts payable and accrued expenses                          3,352,644        4,673,381
  Construction accounts payable                                        4,500,000        5,364,118
  Accrued interest                                                     9,584,859        9,584,859
  Other current liabilities                                            1,642,276        1,642,276
                                                                   -------------    -------------
Total Pre-Petition Liabilities                                       154,270,500      151,568,994
                                                                   -------------    -------------
Total current liabilities                                            158,215,050      154,135,233
                                                                   -------------    -------------
NON CURRENT LIABILITIES
Long-term debt, less current portion                                        --               --
Warrants issued on common stock                                          713,720          713,720
                                                                   -------------    -------------
Total non current liabilities                                            713,720          713,720
                                                                   -------------    -------------
REDEEMABLE PREFERRED STOCK
Series A - 11% dividend, $100 redemption value, 29,000 shares
  outstanding                                                          2,900,000        2,900,000
Series B - 7% dividend, $100 redemption value, 30,000 shares
  outstanding                                                          1,864,805        1,827,355

Accrued dividends on preferred stock                                   1,815,187        1,528,175
                                                                   -------------    -------------
Total redeemable preferred stock                                       6,579,992        6,255,530
                                                                   -------------    -------------
Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 10,000,000 shares authorized,
    1,000,000 shares outstanding                                          10,000           10,000
Additional paid in capital                                            12,241,250       12,241,250
Accumulated Deficit                                                  (49,364,058)     (39,157,937)
                                                                   -------------    -------------
Total stockholders' equity                                           (37,112,808)     (26,906,687)
                                                                   -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 128,395,954    $ 134,197,796
                                                                   =============    =============

                            SEE NOTES TO CONDENSED FINANCIAL STATEMENTS


                                 WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                               (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                                         STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                              For the Three Months Ended       For the Six Months Ended
                                                       June 30,                        June 30,
                                             ----------------------------    ----------------------------
                                                 2003            2002            2003            2002
                                             ------------    ------------    ------------    ------------
OPERATING REVENUES:
Casino                                       $ 13,153,527    $ 15,249,418    $ 26,118,361    $ 31,081,029
Food and beverage                               1,450,802       1,825,936       3,081,125       3,482,834
Other                                             231,982         284,663         475,729         479,490
                                             ------------    ------------    ------------    ------------
                                               14,836,311      17,360,017      29,675,215      35,043,353
Less: Promotional allowances                     (905,083)       (958,890)     (1,966,281)     (1,701,571)
                                             ------------    ------------    ------------    ------------

Net operating revenues                         13,931,228      16,401,127      27,708,934      33,341,782
                                             ------------    ------------    ------------    ------------

OPERATING EXPENSES:
Casino                                          7,896,500       9,111,228      15,941,721      18,423,177
Food and beverage                               1,400,957       2,018,258       2,741,293       3,748,369
Other operating expenses                          275,072         511,464         579,607         994,397
General and administrative                      2,528,278       2,741,917       4,963,688       5,589,584
Management fees                                   201,525         555,627         679,162       1,137,323
Depreciation and amortization                   2,070,207       2,093,208       4,156,648       4,153,453
                                             ------------    ------------    ------------    ------------

Total operating expenses                       14,372,539      17,031,702      29,062,119      34,046,303
                                             ------------    ------------    ------------    ------------

Operating Loss                                   (441,311)       (630,575)     (1,353,185)       (704,521)

OTHER INCOME (EXPENSE):
Interest income                                     8,842          13,343          19,255         116,207
Interest expense                                 (611,307)     (4,775,818)     (1,232,960)     (9,594,411)
Change in valuation of warrants                      --         2,854,880            --         2,854,880
                                             ------------    ------------    ------------    ------------

Other expense, net                               (602,465)     (1,907,595)     (1,213,705)     (6,623,324)
                                             ------------    ------------    ------------    ------------

Loss from continuing operations before
  reorganization costs and preferred stock
  dividends                                    (1,043,776)     (2,538,170)     (2,566,890)     (7,327,845)

Reorganization costs                            6,441,806            --         7,352,219            --
                                             ------------    ------------    ------------    ------------
Net loss before preferred stock dividends      (7,485,582)     (2,538,170)     (9,919,109)     (7,327,845)

Preferred stock dividends                         144,399         140,065         287,012         278,464
                                             ------------    ------------    ------------    ------------

Net loss attributable to
    common stock                             $ (7,629,981)   $ (2,678,235)   $(10,206,121)   $ (7,606,309)
                                             ============    ============    ============    ============

Loss per share
    Basic                                    $      (7.63)   $      (2.68)   $     (10.21)   $      (7.61)
    Diluted                                  $      (7.63)   $      (2.68)   $     (10.21)   $      (7.61)

Weighted Average Shares
    Basic                                       1,000,000       1,000,000       1,000,000       1,000,000
    Diluted                                     1,000,000       1,000,000       1,000,000       1,000,000


                                SEE NOTES TO CONDENSED FINANCIAL STATEMENTS


                             WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                           (DEBOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                                 STATEMENTS OF COMPREHENSIVE LOSS
                                            (UNAUDITED)


                                            For the Three Months Ended     For the Six Months Ended
                                                      June 30,                     June 30,
                                            --------------------------    --------------------------
                                                2003           2002           2003           2002
                                            -----------    -----------    -----------    -----------

Net loss before preferred stock dividends   $(7,485,582)   $(2,538,170)   $(9,919,109)   $(7,327,845)

Unrealized gain (loss) on securities held
    for sale                                       --             --             --          (60,093)
                                            -----------    -----------    -----------    -----------

Comprehensive loss                          $(7,485,582)   $(2,538,170)   $(9,919,109)   $(7,387,938)
                                            ===========    ===========    ===========    ===========






                            SEE NOTES TO CONDENSED FINANCIAL STATEMENTS


                                 WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                               (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                     STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                                                        Redeemable
                                                     Preferred Stock               Common Stock
                                                -------------------------    -------------------------
                                                   Shares       Amount          Shares       Amount
                                                -----------   -----------    -----------   -----------
Balance at December 31, 1999                           --     $      --            1,000            10

Issuance of common stock                                                         999,000         9,990
11% Series A preferred stock                         29,000   $ 2,900,000           --            --
7% Series B preferred stock                          30,000     3,000,000           --            --
Warrants for common stock attached to
    Series B preferred stock                           --      (1,315,330)          --            --
Preferred stock dividends                              --         417,322           --            --
                                                -----------   -----------    -----------   -----------
Balance at December 31, 2000                         59,000     5,001,992      1,000,000        10,000

Amortization of value of warrants attached to
    Series B preferred stock                           --          69,967           --            --
Preferred stock dividends                              --         551,254           --            --
                                                -----------   -----------    -----------   -----------
Balance at December 31, 2001                         59,000     5,623,213      1,000,000        10,000

Amortization of value of warrants attached to
    Series B preferred stock                           --          72,718           --            --
Preferred stock dividends                              --         559,599           --            --
                                                -----------   -----------    -----------   -----------
Balance at December 31, 2002                         59,000     6,255,530      1,000,000        10,000

Amortization of value of warrants attached to
    Series B preferred stock                           --          37,450           --            --
Preferred stock dividends                              --         287,012           --            --
                                                -----------   -----------    -----------   -----------
Balance at June 30, 2003 (unaudited)                 59,000   $ 6,579,992      1,000,000   $    10,000
                                                ===========   ===========    ===========   ===========


                                                Additional                       Other           Total
                                                 Paid In      Accumulated    Comprehensive   Stockholders'
                                                 Capital        Deficit          Income          Equity
                                               ------------   ------------    ------------    ------------
Balance at December 31, 1999                   $        990   $ (4,981,041)   $       --      $ (4,980,041)

Issuance of common stock                         12,240,260           --              --        12,250,250
Preferred stock dividends                              --         (417,322)           --          (417,322)
Net loss                                               --       (5,354,482)           --        (5,354,482)
Unrealized gain on investments available for
  sale                                                 --             --           286,686         286,686
                                               ------------   ------------    ------------    ------------
Balance at December 31, 2000                     12,241,250    (10,752,845)        286,686       1,785,091

Preferred stock dividends                              --         (551,254)           --          (551,254)
Net loss                                               --       (7,905,033)           --        (7,905,033)
Unrealized gain on investments available for
  sale                                                 --             --          (226,593)       (226,593)
                                               ------------   ------------    ------------    ------------
Balance at December 31, 2001                     12,241,250    (19,209,132)         60,093      (6,897,789)

Preferred stock dividends                              --         (559,599)           --          (559,599)
Net loss                                               --      (19,389,206)           --       (19,389,206)
Unrealized gain on investments available for
  sale                                                 --             --           (60,093)        (60,093)
                                               ------------   ------------    ------------    ------------
Balance at December 31, 2002                     12,241,250    (39,157,937)           --       (26,906,687)

Preferred stock dividends                              --         (287,012)           --          (287,012)
Net loss                                               --       (9,919,109)           --        (9,919,109)
Unrealized gain on investments available for
  sale                                                 --             --              --              --
                                               ------------   ------------    ------------    ------------
Balance at June 30, 2003 (unaudited)           $ 12,241,250   $(49,364,058)   $       --      $(37,112,808)
                                               ============   ============    ============    ============


                                SEE NOTES TO CONDENSED FINANCIAL STATEMENTS


                                  WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                                (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                                          STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                          For the Three Months Ended    For the Six Months Ended
                                                                   June 30,                      June 30,
                                                          --------------------------    --------------------------
                                                              2003           2002           2003           2002
                                                          -----------    -----------    -----------    -----------
Cash flows provided (used) in operating activities
  Net Loss before preferred stock dividends               $(7,485,582)   $(2,538,170)   $(9,919,109)   $(7,327,845)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
    Depreciation and amortization                           2,070,208      2,093,208      4,156,648      4,153,453
    Amortization of deferred financing costs                   59,248        416,845        118,345        830,850
    Amortization of debt discount                                --           86,030           --          171,990
    Amortization of preferred stock discount                   18,805         18,086         37,450         35,990
    Write-off base stock inventory/uniforms                    19,319           --           19,319           --
    Change in valuation of warrants                              --       (2,854,880)          --       (2,854,880)
    Accrued Hyatt settlement charge                         5,000,000           --        5,000,000           --
  Changes in working capital:
    Accounts receivable                                        20,336        (78,772)       (19,932)       (80,350)
    Inventory                                                  26,979         28,605         66,068         (7,520)
    Prepaid expenses                                          416,865         52,904        786,463       (286,591)
    Other current assets                                      (10,172)        (7,841)        (9,471)       (26,433)
    Trade accounts payable                                 (1,546,335)      (322,694)    (1,834,144)     1,889,372
    Accounts payable related parties                           13,759       (380,652)          --       (3,309,721)
    Accrued interest                                          433,673      3,560,875        975,352        403,878
    Other current liabilities                                 830,501        340,417        916,366      1,315,569
                                                          -----------    -----------    -----------    -----------
      Net cash provided (used) in operating activities       (132,396)       413,961        293,355     (5,092,238)
                                                          -----------    -----------    -----------    -----------

Cash flows from investing activities:
  Decrease (increase) in funds held in escrow                  (8,400)          --          (65,541)        (2,599)
  Increase in base stock inventory/uniforms                      --          (90,479)          --          (90,479)
  Increase in property and equipment                         (758,894)    (1,205,586)      (805,914)    (2,926,056)
  Decrease (increase) in cash - restricted, cost               (1,574)        (7,287)        (3,323)     2,671,526
  Decrease (increase) in investments, cost                       --             --             --        6,420,143
  (Decrease) increase in construction accounts payable           --         (802,511)          --       (1,830,040)
                                                          -----------    -----------    -----------    -----------
      Net cash provided (used) in investment activities      (768,868)    (2,105,863)      (874,778)     4,242,495
                                                          -----------    -----------    -----------    -----------
Cash flows from financing activities:
  Deferred offering costs incurred                               --             --             --         (150,000)
  Payment of notes payable                                   (113,639)    (1,146,081)      (113,639)    (1,839,413)
                                                          -----------    -----------    -----------    -----------
      Net cash (used) provided by financing activities       (113,639)    (1,146,081)      (113,639)    (1,989,413)
                                                          -----------    -----------    -----------    -----------
Net change in cash and cash equivalents                    (1,014,903)    (2,837,983)      (695,062)    (2,839,156)
Cash and cash equivalents, beginning of period              8,340,799      9,665,965      8,020,958      9,667,138
                                                          -----------    -----------    -----------    -----------
Cash and cash equivalents, end of period                  $ 7,325,896    $ 6,827,982    $ 7,325,896    $ 6,827,982
                                                          ===========    ===========    ===========    ===========

Non Cash Items:
Construction in progress due to retainage                 $      --      $      --      $      --      $   208,122

Supplemental Cash Flow Information:
Interest Paid                                             $    97,444    $   690,003    $    97,444    $ 8,145,955


                                 SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                                     6

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

     The Company was a wholly owned shell company subsidiary of the LLC with no significant assets, liabilities or operating activity. In connection with the Private Placement and other financing transactions described in Note 3, the LLC contributed all of its assets and liabilities to the Company in exchange for stock of the Company and the contribution has been accounted for as a recapitalization of entities under common control whereby the assets and liabilities are recorded at the historical cost basis of the LLC. The Company completed the development of the Project, and operated the Project under a management agreement with Hyatt Gaming Management, Inc. ("Hyatt Gaming") until assuming management of the project in May, 2003. The LLC's ownership in the Company was subsequently reduced through the refinancing of the LLC's debt by conversion into the Company's common stock and the issuance of additional common stock for cash.

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

     On December 13, 2002, we filed a motion for court approval of the rejection of the Hyatt Management Agreement. The rejection of the Hyatt Management Agreement eliminates the payment of the Hyatt Management fee, thereby reducing operating costs and increasing net revenue. On April 10, 2003, we entered into a settlement agreement with Hyatt where they will not contest the rejection of the Hyatt Management Agreement (the "Hyatt Settlement and Release Agreement"). On April 25, 2003, the Bankruptcy Court entered an order approving the Hyatt Settlement and Release Agreement. On May 14, 2003, we assumed management of the casino and the casino name was changed to the Mountain High Casino.

     On August 6, 2003, we filed a Plan of Reorganization a related disclosure statement with the Bankruptcy Court. See Note 6 - Subsequent Events.

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

     The filing of the Chapter 11 Case (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the Chapter 11 Case, and (ii) served to accelerate, for purposes of allowance, all pre-petition liabilities of the Company, whether or not those liabilities were liquidated or contingent as of the Petition Date.

Accounting Policies:

     The financial information at June 30, 2003, and for the three months and six months ended June 30, 2003 and 2002 is unaudited. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that will be achieved for the entire year.

     These financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

     Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during the period. Diluted loss per share is based on the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options. Stock options and warrants convertible into 768,720 and 863,720 shares of common stock at June 30, 2003 and December 31, 2002, respectively, were excluded from the diluted loss per share calculation because their effects would have been anti-dilutive.

     The Company has reviewed all recently issued accounting pronouncements and does not believe that any of the pronouncements will have a material impact on its financial statements.

2. GOING CONCERN CONSIDERATIONS

     The Company is currently operating under the jurisdiction of Chapter 11 of the Code and the Bankruptcy Court, and the continuation of the Company as a going concern is contingent upon, among other things, its ability to restructure successfully, including refinancing its debts, and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard.

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

     The Company anticipates that substantially all liabilities of the Company as of the Petition Date will be resolved under a plan of reorganization in accordance with the provisions of the Code. On August 6, 2003 we filed a Plan of Reorganziation, however, there can be no assurance that the Plan will be confirmed by the Bankruptcy Court and consummated.

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

3. NOTES PAYABLE

     Notes payable consisted of the following at June 30, 2003 and December 31, 2002:

                                                                        Principal Balance
                                                                    June 30,     December 31,
                                                                      2003           2002
                                                                  ------------   ------------
13% First Mortgage Notes, due March 15, 2005                      $100,000,000   $100,000,000
Unsecured Claim to Hyatt (including rejection damage claim)         14,840,233      9,840,233
FF&E Note, interest at prime + 6.75% (11% at June 30, 2003)         17,680,006     17,680,006
Black Hawk Business Improvement Bonds, $975,000 at 6% interest, due December 1, 2005 & $2,025,000 at 6.75% interest,
    due December 1, 2011                                             2,670,482      2,784,121
                                                                  ------------   ------------
                                                                  $135,190,721   $130,304,360
 Less current maturities                                           135,190,721    130,304.360
                                                                  ------------   ------------
 Long-term debt                                                   $       --     $       --
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

4. REORGANIZATION EXPENSES

     Reorganization related expenses of $6,441,806 and 7,352,219 were incurred during the three months and six months ended June 30, 2003, respectively. These include costs incurred for legal, financial advisor services received in connection with our debt restructuring efforts, travel related expenses and other costs directly related to our debt restructuring efforts. They also include the $5 million dollar damage claim incurred with the rejection of the Hyatt contract, costs incurred to re-brand the casino to the Mountain High Casino, and the write off of the cost of Hyatt branded merchandise and operating supplies.

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

NOTE 6. SUBSEQUENT EVENTS.

     On August 6, 2003, we filed a Plan of Reorganization (the "Plan of Reorganization" or the "Plan") and a related disclosure statement (the "Disclosure Statement") with the Bankruptcy Court. The Disclosure Statement is filed to provide information of a kind and in sufficient detail to enable a

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


typical holder of claims or interests in a class impaired under the Plan to make an informed judgment about the Plan. To approve the form of disclosure statement, the Bankruptcy Court must determine that the Disclosure Statement contains "adequate information" to make an informed judgement in voting to accept or reject the Plan. Upon the Bankruptcy Court's findings that the Disclosure Statement contains "adequate information," we will be authorized to transmit the Plan and Disclosure Statement to holders of impaired claims in connection with the solicitation of votes under the Plan. Bankruptcy Court approval of the Disclosure Statement does not constitute a determination by the Bankruptcy Court as to the merits of the Plan or an indication that the Bankruptcy Court will confirm the Plan.

     If the final plan of reorganization confirmed by the Bankruptcy Court is consistent with the Plan of Reorganization recently filed, it would result in the following: (i) payment of the secured claim of the Black Hawk Business Improvement District in accordance with the original terms of the pre-petition obligations to the Black Hawk Business Improvement District; (ii) payment of the allowed secured claim to PCL in accordance with the PCL settlement agreement; See Part II, Item 1. Legal Proceedings; (iii) payment of the allowed secured claim of the FF&E Lender in accordance with the FF&E settlement agreement and subsequent agreement with the FF&E Lender; (v) restructuring of the allowed secured claim of the First Mortgage Noteholders; (vi) payment in full in cash on the effective date of all allowed administrative claims, allowed administrative tax claims, allowed priority tax claims and allowed other priority claims (or otherwise in accordance with agreements with such claimants); (vii) payment of allowed unsecured claims in full plus interest over a period of not more than seven years; (viii) assumption of certain contracts and leases and rejection of other contracts and leases, including the warrants; and (ix) granting us the power to administer the estate and distribute cash, cash equivalents, or property to creditors.

     Until the Plan is confirmed by the Bankruptcy Court the recoveries of holders of pre-petition claims are subject to change. The Disclosure Statement includes detailed information about the Plan, financial performance projections over the 7-year Plan period, financial estimates regarding our reorganized business enterprise value including support for the "best interest" requirements for the Plan under the Bankruptcy Code; and events leading up to our Chapter 11 case. The Plan and the transactions contemplated thereunder are more fully described in the Disclosure Statement, a copy of which is available to the public at the office of the clerk of the Bankruptcy Court, U.S. Customs House, 721 19th Street, Denver, Colorado 80202-2508. The Plan and Disclosure Statement may also be available electronically for a fee through the Bankruptcy Court's website at www.cob.uscourts.gov. Upon Bankruptcy Court approval, we will file a complete copy of the Plan and Disclosure Statement on a Form 8-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

     Statements made in this Form 10-Q ("Quarterly Report") that are not historical or current facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, we may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the "Commission"), in press releases and in reports to shareholders. The forward-looking statements included in this Quarterly Report are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on the following assumptions: a plan of reorganization is consistent with the Plan of Reorganization recently filed by us will be approved by the Bankruptcy Court, competitive and market conditions affecting the Casino will not change materially or adversely, that we will retain key management personnel, that our forecasts will accurately anticipate market demand and that there will be no further material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

     On November 7, 2002, we filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. Under Chapter 11, we are operating our business as a debtor-in-possession. Under the Bankruptcy Code, actions to collect pre-petition indebtedness or enforce pre-petition contractual obligations, as well as most other pending actions against us or property of our estate, are stayed. On April 10, 2003, we entered into the Hyatt Settlement and Release Agreement with Hyatt Gaming whereby Hyatt Gaming will hold certain allowed pre-petition unsecured claims in the Chapter 11 Case and the Hyatt Management Agreement was deemed rejected. On May 14, 2003, we assumed management of the casino and the casino's name was changed to the Mountain High Casino. We have added a new management team which includes a new General Manager, Assistant General Manager, Director of Casino Operations and Director of Food & Beverage. Each new member of the Mountain High Casino management team has significant experience in the Black Hawk gaming market and our General Manager and Assistant General Manager have casino turnaround experience in the Black Hawk gaming market.

         The following list includes some of the major operational improvements that the new management team has implemented since taking over:

     o 200 slot machines converted to new programs of the city of Black Hawk market's most popular games
     o the slot hold % on approximately 600 slot machines was lowered to bring in line with the city of Black Hawk market average
     o    reconfigured the slot floor layout to improve flow and visibility
     o    created nine distinct themed slot areas
     o    created a VIP Players lounge on the casino floor
     o introduced larger progressive jackpots to further attract higher denomination players
     o    shifted focus of marketing programs to higher volume players
     o added two poker tables and one black jack table to accommodate increased number of players
     o    eliminated subsidized bus programs
     o instituted in-town city shuttle service directly to the Casino for the first time

     o in process of securing lodging for VIP players through arrangement with the Gold Dust Lodge (to be renamed the Mountain High Casino Inn) located approximately two miles from the Casino
     o instituted demand-based scheduling resulting in significant labor efficiencies
     o consolidated or eliminated various management positions that has improved communication, and along with other labor saving initiatives has allowed the Casino to reduce employee counts and related expenses
     o    created a guest driven culture for management and front line employees

     After executing a smooth operational and regulatory transition from prior Hyatt management on May 13, the new Mountain High Casino management team executed a record breaking Grand Opening weekend May 24 - 25. These days generated the two highest daily totals of slot coin-in since the casino opened on December 20, 2001, and began the process of re-positioning and re-branding the Mountain High Casino from the Black Hawk Casino by Hyatt.

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

Results of Operations

The following table sets forth certain summarized operating data for the periods indicated.

                                     Three Months Ended June 30,
                                     ---------------------------
                                         2003            2002          Increase (Decrease)
                                     -----------     -----------     ----------------------
Net Revenues                          13,931,228      16,401,127      (2,469,899)    -15.1%
Total Operating Expenses              14,372,539      17,031,702      (2,659,163)    -15.6%
                                     -----------     -----------     -----------     ------
Operating Income (Loss)                 (441,311)       (630,575)        189,264
Add: Depreciation and Amortization     2,070,207       2,093,208         (23,001)    -1.1%
                                     -----------     -----------     -----------     ------
EBITDA*                                1,628,896       1,462,633         166,263      11.4%
                                     ===========     ===========     ===========     ======

EBITDA* Margin                             11.7%            8.9%            2.8%
                                     ===========     ===========     ===========


                                      Six Months Ended June 30,
                                     ---------------------------
                                         2003            2002         Increase (Decrease)
                                     -----------     -----------     ----------------------
Net Revenues                          27,708,934      33,341,782      (5,632,848)    -16.9%
Total Operating Expenses              29,062,119      34,046,303      (4,984,184)    -14.6%
                                     -----------     -----------     -----------     ------
Operating Income (Loss)               (1,353,185)       (704,521)       (648,664)
Add: Depreciation and Amortization     4,156,648       4,153,453           3,195       0.1%
                                     -----------     -----------     -----------     ------
EBITDA*                                2,803,463       3,448,932        (645,469)    -18.7%
                                     ===========     ===========     ===========     ======

EBITDA* Margin                             10.1%           10.3%           -0.2%
                                     ===========     ===========     ===========

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

     While the EBITDA margin for the three months ended June 30, 2003 was 11.7%, the EBITDA margin for the month ended June 30, 2003, the first full month of operations for the new management team, was 19.3% (compared to an EBITDA margin of 9.9% for the month ended June 30, 2002).

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002:

     Total revenue for the quarter ended June 30, 2003 was $14,836,311, $13,931,228 net of promotional allowances. This included $13,153,527 in casino revenue, $1,450,802 in food and beverage revenue, and $231,982 of other revenue. This compares to total revenue for the quarter ended June 30, 2002 of $17,360,017, $16,401,127 net of promotional allowances. This included $15,249,418 in casino revenue, $1,825,936 in food and beverage revenue, and $284,663 of other revenue.

     Casino operating expenses for the quarter ended June 30, 2003 totaled $7,896,500, including $2,723,973 in state and local gaming taxes and device fees. This compares to casino operating expenses for the quarter ended June 30, 2002 totaling $9,111,228, including $3,197,023 in state and local gaming taxes and device fees. The decrease is primarily due to reduced payroll and benefit costs, to reduced gaming taxes, and reduced rental expense associated with slot games operated under fee participation agreements. The gaming taxes were reduced due to reduced gaming revenue. Other casino operating expenses consist principally of salaries, wages and benefits, marketing costs, and other operating expenses of the casino.

     Food and beverage expenses for the quarter ended June 30, 2003 totaled $1,400,957, including $813,520 in cost of goods sold. This compares to Food and beverage expenses for the quarter ended June 30, 2002 totaling $2,018,258, including $1,240,448 in cost of goods sold. The decrease is primarily due to reduced payroll and benefit costs and reduced cost of goods sold. Other food and beverage expenses consist principally of salaries, wages and benefits, and other operating expenses of the food and beverage operations.

     Other operating expenses for the quarter ended June 30, 2003 totaled $275,072 versus $511,464 for the quarter ended June 30, 2002, and consists of salaries, wages and benefits, contract entertainment expense, and other operating expenses. The decrease is primarily due to reduced payroll and benefit costs and reduced expenditures related to contract entertainment.

     General and administrative expenses for the quarter ended June 30, 2003 totaled $2,528,278 versus $2,741,917 for the quarter ended June 30, 2002, and consists of salaries, wages and benefits, utilities, insurance, property taxes, contract services, maintenance and repairs, cleaning supplies, and other operating expenses. The net reduction is due to decreases in payroll and benefit costs and in contract services costs, partially offset by increases in property taxes.

     Depreciation and amortization expense for the quarter ended June 30, 2003 totaled $2,070,207 versus $2,093,208 for the quarter ended June 30, 2002. These expenses relate to property and equipment in service and vary with the addition or replacement of new items of property and equipment.

     Interest expense for the quarter ended June 30, 2003 totaled $611,307, including $59,248 in amortization of debt issuance costs. This compares to interest expense for the quarter ended June 30, 2002, which totaled $4,775,818, including $416,845 in amortization of debt issuance costs. The reduction in interest expense is a result of interest not being accrued on the First and Second Mortgage Notes payable during the course of our bankruptcy proceedings, and the write-off at December 31, 2002 of unamortized debt discount and deferred financing costs related to the First and Second Mortgage Notes.

     Reorganization expenses for the quarter ended June 30, 2003 totaled $6,441,806. This includes costs incurred for legal, financial advisor services received in connection with our debt restructuring efforts, travel related expenses and other costs directly related to our debt restructuring efforts. It also includes the $5,000,000 damage claim incurred with the rejection of the Hyatt contract, and it includes the write off of Hyatt branded supplies, which can no longer be used in operations. There were no similar costs during the quarter ended June 30, 2002.

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

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002:

     Total revenue for the six months ended June 30, 2003 was $29,675,215, $27,708,934 net of promotional allowances. This included $26,118,361 in casino revenue, $3,081,125 in food and beverage revenue, and $475,729 of other revenue. This compares to total revenue for the six months ended June 30, 2002 of $35,043,353, $33,341,782 net of promotional allowances. This included $31,081,029 in casino revenue, $3,482,834 in food and beverage revenue, and $479,490 of other revenue.

     Casino operating expenses for the six months ended June 30, 2003 totaled $15,941,721, including $5,450,430 in state and local gaming taxes and device fees. This compares to casino operating expenses for the six months ended June 30, 2002 totaling $18,423,177, including $6,580,990 in state and local gaming taxes and device fees. The decrease is primarily due to reduced payroll and benefit costs, reduced gaming taxes, and reduced rental expense associated with slot games operated under fee participation agreements. The gaming taxes were reduced due to reduced gaming revenue. Other casino operating expenses consist principally of salaries, wages and benefits, marketing costs, and other operating expenses of the casino.

     Food and beverage expenses for the six months ended June 30, 2003 totaled $2,741,293, including $1,613,526 in cost of goods sold. This compares to Food and beverage expenses for the six months ended June 30, 2002 totaling $3,748,369, including $2,224,373 in cost of goods sold. The decrease is primarily due to reduced payroll and benefit costs and reduced cost of goods sold. Other food and beverage expenses consist principally of salaries, wages and benefits, and other operating expenses of the food and beverage operations.

     Other operating expenses for the six months ended June 30, 2003 totaled $579,607 versus $994,397 for the six months ended June 30, 2002, and consists of salaries, wages and benefits, contract entertainment expense, and other operating expenses. The decrease is primarily due to reduced payroll and benefit costs and reduced expenditures related to contract entertainment.

     General and administrative expenses for the six months ended June 30, 2003 totaled $4,963,688 versus $5,589,584 for the six months ended June 30, 2002, and consists of salaries, wages and benefits, utilities, insurance, property taxes, contract services, maintenance and repairs, cleaning supplies, and other operating expenses. The net reduction is due to decreases in payroll and benefit costs and in contract services costs, partially offset by increases in property taxes.

     Depreciation and amortization expense for the six months ended June 30, 2003 totaled $4,156,648 versus $4,153,453 for the six months ended June 30, 2002. These expenses relate to property and equipment in service and vary with the addition or replacement of new items of property and equipment.

     Interest expense for the six months ended June 30, 2003 totaled $1,232,960, including $118,345 in amortization of debt issuance costs. This compares to interest expense for the six months ended June 30, 2002, which totaled $9,594,411, including $830,850 in amortization of debt issuance costs. The reduction in interest expense is a result of interest not being accrued on the First and Second Mortgage Notes payable during the course of our bankruptcy proceedings, and the write-off at December 31, 2002 of unamortized debt discount and deferred financing costs related to the First and Second Mortgage Notes.

     Reorganization expenses for the six months ended June 30, 2003 totaled $7,352,219. This includes costs incurred for legal, financial advisor services received in connection with our debt restructuring efforts, travel related expenses and other costs directly related to our debt restructuring efforts. It also includes the $5,000,000 damage claim incurred with the rejection of the Hyatt contract. There were no similar costs during the quarter ended June 30, 2002.

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

     The adequacy of our capital resources is limited and we have limited access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we currently are incurring and anticipate that we will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Case and the restructuring of our operations. However, as a result of the uncertainty surrounding our current circumstances, it is difficult to predict our actual liquidity needs at this time. Although, based on current and anticipated levels of operations, and efforts to increase the number of gaming patrons and customers to the Casino, we believe that our cash flow from operations will be adequate to meet our anticipated cash requirements during the pendency of the Chapter 11 Case, ultimately such amounts may not be sufficient to fund operations until such time as a plan of reorganization receives the requisite acceptance by creditors and equity holders and is confirmed by the Bankruptcy Court. In the event that cash flows are insufficient to meet future cash requirements, we may be required to reduce planned capital expenditures or seek additional financing. We can provide no assurance that reductions in planned capital expenditures would be sufficient to cover shortfalls or that additional financing would be available or, if available, offered on acceptable terms. As a result of the Chapter 11 Case and the circumstances leading to the filing thereof, our access to additional financing is, and for the foreseeable future will likely continue to be limited. As the foregoing indicates, our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Bankruptcy Court in the Chapter 11 Case.

     After a plan of reorganization is confirmed by the Bankruptcy Court, we estimate that cash flow from operations will be sufficient to sustain our operations during the next fiscal year. We cannot assure you that any financing, if necessary to meet liquidity requirements, will be available to us in the future, or that, if available, any such financing will be on favorable terms. We cannot assure you that our reasonably foreseeable liquidity needs are or will be accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds. We expect that the adequacy of our operating cash flow will depend, among other things, upon our ability to reorganize, the general state of the economy, both local and national, our ability to manage the Casino, the continued development of the Black Hawk market as a gaming destination, the intensity of the competition, the efficiency of operations, depth of customer demand, and the effectiveness of our marketing and promotional efforts.

Item 3. Qualitative and Qualitative Disclosures about Market Risk

     Not Applicable.

Item 4. Controls and Procedures

     An evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     First Place LLC filed a lawsuit against the Company generally asserting that it has an ownership interest in a small sliver of property upon which the Company has built and is operating the Black Hawk Casino by Hyatt. The property which First Place contends it has an ownership in consists of approximately 6,000 square feet. The Company timely referred the issue to its title insurance company, First American Title. The Company has a $33.5 million owner's title insurance policy with First American. First American has advised the Company that the claim will be covered by the Company's title insurance and the title insurance company has been and is vigorously defending the claim. After a trial in June, 2002, the trial court determined that First Place does have an ownership interest in a strip of property containing approximately 3,000 square feet which the Company believed it owned. Certain post trial motions had been granted and were pending final determination by the Court at the time of the Chapter 11 filing. On August 7, 2003, the Bankruptcy Court entered an order lifting the automatic stay, thus allowing this case to proceed to conclusion in the state courts. We do not anticipate that there will be any financial exposure to the Company with respect to this claim, however, similarly situate claimants have raised issues in the past with other property owners in the Black Hawk area which have had the effect of temporarily clouding title and have resulted in property owner's and/or title insurance company's entering into financial settlements with the claimant in order to eliminate the alleged "clouds" on title. The Company fully expects that this claim will be resolved by and at the expense of First American Title.

     The Colorado Limited Gaming Control Commission (the Commission) approved the issuance of the appropriate and necessary gaming licenses for operation of the Black Hawk Casino by Hyatt to the Company and Hyatt Gaming Management, Inc. on September 20, 2001. The licenses were physically issued to the Company and Hyatt immediately prior to opening of the casino on December 20, 2001. In the meantime, in October 2001, GF Gaming, a gaming company operating a casino in Central City, Colorado, filed an appeal with the Commission challenging the issuance of the licenses to the Company and Hyatt, ostensibly on the grounds that the Commission had failed to consider whether the casino facility met the historic architectural intent of the Colorado gaming laws. The Company and Hyatt requested that the appeal be dismissed for several reasons, including that GF Gaming lacked standing and that the Commission lacked jurisdiction over architectural compliance issues (those issues being within the exclusive province of the municipalities in which limited gaming is permitted). In December, 2001, the Commission dismissed the appeal based upon lack of standing and lack of jurisdiction. In February, 2002, GF Gaming filed a notice of appeal continuing its challenge with the Colorado Court of Appeals. All parties have filed all required briefs with the Court of Appeals, but a decision by the Court of Appeals was stayed by the Chapter 11 filing. All parties to this case filed a stipulated motion with the bankruptcy court to lift the automatic stay on this proceeding and to allow its final adjudication by the state court system, and the Bankruptcy Court entered an order lifting the automatic stay in April 2003. On August 14, 2003, the Colorado Court of Appeals issued its written opinion affirming the Order of the Colorado Limited Gaming Control Commission and denying the challenge to the Company's gaming license. There is the possibility that GF Gaming may attempt to further appeal this matter to the Colorado Supreme Court.

     PCL Construction Services, Inc. acted as the general contractor for the Company in the construction of the Black Hawk Casino by Hyatt project. The Substantial Completion Date for the project was originally to have been October 29, 2001 and was subsequently amended by Change Order to November 15, 2001. In fact, construction of the casino was not at a point where the casino could open for business until December 20, 2001 and certain components of the project were not completed until early 2002. In early 2002, PCL and its subcontractors claimed to be owed an aggregate of approximately $7,200,000 on the project, recorded mechanic's liens and filed mechanic's lien foreclosure and breach of contract litigation against the Company. The Company filed litigation against PCL for PCL's misrepresentations and contractual breaches concerning completion of the project. This litigation was not at issue with all parties as of the date of the Chapter 11 filing and has been stayed. The Company and PCL engaged in extensive settlement discussions starting in January, 2003 and entered into a settlement agreement in May 2003. The Bankruptcy Court approved the agreement on July 7, 2003. Under the agreement, the Company agreed to pay PCL and its subcontractors a total of $4.5 million, $2.3 million of which was paid July 28, 2003, $1.4 million to paid in January 2004, $400,000 to be paid in October 2004, and $400,000 to be paid in April 2005.

     Paul Steelman was the project architect for the Black Hawk Casino by Hyatt project. Paul Steelman claims that it is owed an additional approximately $200,000 for architectural work performed at the project. The Company believes that it does not owe Paul Steelman the $200,000 and further believes that Paul Steelman owes the Company approximately $2,000,000 for Paul Steelman's failure to properly prepare and complete architectural plans and specifications for the project in a timely fashion. Prior to the Chapter 11 filing, the Company and Steelman had entered into a Dispute Resolution Agreement providing for mediation, to be followed by binding arbitration, if necessary. The dispute resolution process contemplated by this Agreement has been stayed. The Company and Steelman filed a stipulated motion lifting the stay from this dispute and allowing its determination by Dispute Resolution Agreement, and an order approving the motion was entered in May 2003. A mediation between the Company and Steelman has been set for September 22, 2003.

Item 2. Changes in Securities and Use of Proceeds

     Not Applicable.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

          31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

          32.1. Certification Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Form 8-K

          None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2003

                                      WINDSOR WOODMONT BLACK HAWK RESORT CORP.



                                      /s/ Jerry L. Dauderman
                                      ----------------------
                                      Jerry L. Dauderman, Chairman and Chief
                                      Executive Officer



                                      /s/ Michael L. Armstrong
                                      ------------------------
                                      Michael L. Armstrong, Executive Vice
                                      President, Chief Financial Officer,
                                      Treasurer and Secretary