Form 10-Q
period 2003-09-30
WINDSOR WOODMONT BLACK HAWK RESORT CORP
filed 2003-11-14
CIK 1119040

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________ to _____________________

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

                                 [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes [X] No


Indicate the number of shares of each of the issuers classes of common stock as of the latest practicable date - 1,000,000 shares common stock outstanding November 14, 2003.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                                    FORM 10-Q
                                      INDEX


Part I -- FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Balance Sheets, September 30, 2003 (unaudited) and December 31, 2002                    2
                   Condensed Statements of Operations for the three months and nine months ended
                     September 30, 2003 and 2002 (unaudited)                                                         3
                   Condensed Statements of Comprehensive Loss for the three months and nine months
                     ended September 30, 2003 and 2002 (unaudited)                                                   4
                   Condensed Statement of Redeemable Preferred Stock and Stockholders'
                     Equity for the period from December 31, 1999 through September 30, 2003 (unaudited)             5
                   Condensed Statements of Cash Flows for the three months and nine months ended
                     September 30, 2003 and 2002 (unaudited)                                                         6
                   Notes to Condensed Consolidated Financial Statements                                            7 - 11

          Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                   12 - 15

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                       16

          Item 4.  Controls and Procedures                                                                          16

Part II - OTHER INFORMATION

          Item 1.  Legal Proceedings                                                                                 17

          Item 2.  Changes in Securities and Use of Proceeds                                                         17

          Item 3.  Defaults Upon Senior Securities                                                                   17

          Item 4.  Submission of Matters to a Vote of Security Holders                                               18

          Item 5.  Other Information                                                                                 18

          Item 6.  Exhibits and Reports on Form 8-K                                                                  18

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                            CONDENSED BALANCE SHEETS



                                                                 September 30, 2003  December 31, 2002
                                                                 ------------------  -----------------
                                                                    (unaudited)
ASSETS
CURRENT ASSETS:
Cash                                                                 $   7,964,001      $   8,020,958
Cash and cash equivalents, restricted                                           --          2,350,616
Accounts receivable                                                        124,495            164,205
Inventories                                                                245,166            330,804
Prepaid expenses                                                         1,377,457          2,614,691
Other current assets                                                        23,933             12,298
                                                                     -------------      -------------
Total current assets                                                     9,735,052         13,493,572
Property and Equipment, net                                            113,667,174        119,742,091
OTHER ASSETS:
Base stock inventories/uniforms, net of accumulated amortization           109,177            142,191
Funds held in escrow and security deposits                                 356,070            288,845
Franchise Fees                                                              40,000             40,000
Deferred financing costs, net                                              313,352            491,097
                                                                     -------------      -------------
TOTAL ASSETS                                                         $ 124,220,825      $ 134,197,796
                                                                     =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Post-Petition Liabilities
  Trade accounts payable and accrued expenses                        $   2,547,213      $   2,190,962
  Accrued interest                                                         305,109            332,389
  Other current liabilities                                                642,986             42,888
                                                                     -------------      -------------
Total Post Petition Liabilities                                          3,495,308          2,566,239
                                                                     -------------      -------------
Pre-Petition Liabilities Subject to Compromise
  Current portion of long-term debt                                    135,190,721        130,304,360
  Trade accounts payable and accrued expenses                            3,302,429          4,673,381
  Construction accounts payable                                          2,200,000          5,364,118
  Accrued interest                                                       8,584,859          9,584,859
  Other current liabilities                                              1,642,276          1,642,276
                                                                     -------------      -------------
Total Pre-Petition Liabilities                                         150,920,285        151,568,994
                                                                     -------------      -------------
Total current liabilities                                              154,415,593        154,135,233
                                                                     -------------      -------------
NON CURRENT LIABILITIES
Warrants issued on common stock                                            713,720            713,720
                                                                     -------------      -------------
Total non current liabilities                                              713,720            713,720
                                                                     -------------      -------------
REDEEMABLE PREFERRED STOCK
Series A - 11% dividend, $100 redemption value, 29,000 shares
  outstanding                                                            2,900,000          2,900,000
Series B - 7% dividend, $100 redemption value, 30,000 shares
  outstanding                                                            1,883,833          1,827,355
Accrued dividends on preferred stock                                     1,961,448          1,528,175
                                                                     -------------      -------------
Total redeemable preferred stock                                         6,745,281          6,255,530
                                                                     -------------      -------------
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.01 par value, 10,000,000 shares authorized,
  1,000,000 shares outstanding                                              10,000             10,000
Additional paid in capital                                              12,241,250         12,241,250
Accumulated Deficit                                                    (49,905,019)       (39,157,937)
                                                                     -------------      -------------
Total stockholders' equity (deficit)                                   (37,653,769)       (26,906,687)
                                                                     -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 124,220,825      $ 134,197,796
                                                                     =============      =============


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      For the Three Months Ended          For the Nine Months Ended
                                                              September 30,                       September 30,
                                                    ------------------------------      ------------------------------
                                                        2003              2002              2003              2002
                                                    ------------      ------------      ------------      ------------
OPERATING REVENUES:
Casino                                              $ 14,091,863      $ 17,004,014      $ 40,210,224      $ 48,085,043
Food and beverage                                      1,606,594         2,221,838         4,687,719         5,704,672
Other                                                    221,337           297,115           697,066           776,605
                                                    ------------      ------------      ------------      ------------
                                                      15,919,794        19,522,967        45,595,009        54,566,320
Less: Promotional allowances                            (956,691)       (1,175,381)       (2,922,972)       (2,876,952)
                                                    ------------      ------------      ------------      ------------
Net operating revenues                                14,963,103        18,347,586        42,672,037        51,689,368
                                                    ------------      ------------      ------------      ------------
OPERATING EXPENSES:
Casino                                                 7,838,155         9,997,442        23,779,876        28,420,619
Food and beverage                                      1,439,981         2,030,628         4,181,274         5,778,997
Other operating expenses                                 228,960           503,789           808,567         1,498,186
General and administrative                             2,454,552         2,543,924         7,418,240         8,133,508
Management fees                                               --           721,813           679,162         1,859,136
Depreciation and amortization                          2,083,055         2,111,700         6,239,703         6,265,153
                                                    ------------      ------------      ------------      ------------
Total operating expenses                              14,044,703        17,909,296        43,106,822        51,955,599
                                                    ------------      ------------      ------------      ------------
Operating Income (Loss)                                  918,400           438,290          (434,785)         (266,231)
OTHER INCOME (EXPENSE):
Interest income                                            2,026            12,883            21,281           129,090
Interest expense                                        (581,033)       (4,766,332)       (1,813,993)      (14,360,743)
Change in valuation of warrants                               --                --                --         2,854,880
                                                    ------------      ------------      ------------      ------------
Other expense, net                                      (579,007)       (4,753,449)       (1,792,712)      (11,376,773)
                                                    ------------      ------------      ------------      ------------
Income (Loss) from continuing operations before
  reorganization costs and preferred stock dividends     339,393        (4,315,159)       (2,227,497)      (11,643,004)
Reorganization costs                                     734,093           209,111         8,086,312           209,111
                                                    ------------      ------------      ------------      ------------
Net loss before preferred stock dividends
                                                        (394,700)       (4,524,270)      (10,313,809)      (11,852,115)
Preferred stock dividends                                146,261           141,801           433,273           420,265
                                                    ------------      ------------      ------------      ------------
Net loss attributable to
    common stock                                    $   (540,961)     $ (4,666,071)     $(10,747,082)     $(12,272,380)
                                                    ============      ============      ============      ============
Loss per share
    Basic                                           $      (0.54)     $      (4.67)     $     (10.75)     $     (12.27)
    Diluted                                         $      (0.54)     $      (4.67)     $     (10.75)     $     (12.27)
Weighted Average Shares
    Basic                                              1,000,000         1,000,000         1,000,000         1,000,000
    Diluted                                            1,000,000         1,000,000         1,000,000         1,000,000

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                   CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                               For the Three Months Ended            For the Nine Months Ended
                                                      September 30,                        September 30,
                                              ------------------------------      ------------------------------
                                                  2003              2002              2003              2002
                                              ------------      ------------      ------------      ------------
Net loss before preferred stock dividends     $   (394,700)     $ (4,524,270)     $(10,313,809)     $(11,852,115)

Unrealized gain (loss) on securities held
    for sale                                            --                --                --           (60,093)
                                              ------------      ------------      ------------      ------------

Comprehensive loss                            $   (394,700)     $ (4,524,270)     $(10,313,809)     $(11,912,208)
                                              ============      ============      ============      ============


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
   CONDENSED STATEMENT OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY


                                                            Redeemable
                                                          Preferred Stock                       Common Stock
                                                  -------------     -------------      -------------------------------
                                                      Shares            Amount            Shares             Amount
                                                  -------------     -------------      -------------     -------------
Balance at December 31, 1999                                 --     $          --              1,000     $          10

Issuance of common stock                                                                     999,000             9,990
Issuance of 11% Series A preferred stock                 29,000     $   2,900,000                 --                --
Issuance of 7% Series B preferred stock                  30,000         3,000,000                 --                --
Warrants for common stock attached to
    Series B preferred stock                                 --        (1,315,330)                --                --
Preferred stock dividends                                    --           417,322                 --                --
                                                  -------------     -------------      -------------     -------------
Balance at December 31, 2000                             59,000         5,001,992          1,000,000            10,000

Amortization of value of warrants attached to
    Series B preferred stock                                 --            69,967                 --                --
Preferred stock dividends                                    --           551,254                 --                --
                                                  -------------     -------------      -------------     -------------
Balance at December 31, 2001                             59,000         5,623,213          1,000,000            10,000

Amortization of value of warrants attached to
    Series B preferred stock                                 --            72,718                 --                --
Preferred stock dividends                                    --           559,599                 --                --
                                                  -------------     -------------      -------------     -------------
Balance at December 31, 2002                             59,000         6,255,530          1,000,000            10,000
Amortization of value of warrants attached to
    Series B preferred stock                                 --            56,478                 --                --
Preferred stock dividends                                    --           433,273                 --                --
                                                  -------------     -------------      -------------     -------------
Balance at September 30, 2003 (unaudited)                59,000     $   6,745,281          1,000,000     $      10,000
                                                  =============     =============      =============     =============




                                                         Additional                                Other                Total
                                                          Paid In           Accumulated        Comprehensive         Stockholders'
                                                          Capital              Deficit             Income          Equity (Deficit)
                                                       --------------      --------------      --------------      ----------------
Balance at December 31, 1999                           $          990      $   (4,981,041)     $           --      $   (4,980,041)

Issuance of common stock                                   12,240,260                  --                  --          12,250,250
Preferred stock dividends                                          --            (417,322)                 --            (417,322)
Net loss                                                           --          (5,354,482)                 --          (5,354,482)
Change in unrealized gain on investments available
for sale                                                           --                  --             286,686             286,686
                                                       --------------      --------------      --------------      --------------
Balance at December 31, 2000                               12,241,250         (10,752,845)            286,686           1,785,091

Preferred stock dividends                                          --            (551,254)                 --            (551,254)
Net loss                                                           --          (7,905,033)                 --          (7,905,033)
Change in unrealized gain on investments available
for sale                                                           --                  --            (226,593)           (226,593)
                                                       --------------      --------------      --------------      --------------
Balance at December 31, 2001                               12,241,250         (19,209,132)             60,093          (6,897,789)

Preferred stock dividends                                          --            (559,599)                 --            (559,599)
Net loss                                                           --         (19,389,206)                 --         (19,389,206)
Change in unrealized gain on investments available
for sale                                                           --                  --             (60,093)            (60,093)
                                                       --------------      --------------      --------------      --------------
Balance at December 31, 2002                               12,241,250         (39,157,937)                 --         (26,906,687)

Preferred stock dividends                                          --            (433,273)                 --            (433,273)
Net loss                                                           --         (10,313,809)                 --         (10,313,809)
                                                       --------------      --------------      --------------      --------------
Balance at September 30, 2003 (unaudited)              $   12,241,250      $  (49,905,019)     $           --      $  (37,653,769)
                                                       ==============      ==============      ==============      ==============


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                For the Three Months Ended         For the Nine Months Ended
                                                                        September 30,                       September 30,
                                                             --------------    --------------    --------------   --------------
                                                                  2003              2002              2003             2002
                                                             --------------    --------------    --------------   --------------
Cash flows provided by (used in) operating activities
  Net loss before preferred stock dividends                  $     (394,700)   $   (4,524,270)   $  (10,313,809)  $  (11,852,115)
  Adjustments to reconcile net loss
    to net cash provided by (used in) operating
    activities:
    Depreciation and amortization                                 2,083,054         2,111,700         6,259,020        6,265,153
    Amortization of deferred financing costs                         59,401           416,757           177,746        1,247,607
    Amortization of debt discount                                        --            86,099                --          258,089
    Amortization of preferred stock discount                         19,028            18,271            56,478           54,261
    Write-off base stock inventory/uniforms                          33,093                --            33,093               --
    Change in valuation of warrants                                      --                --                --       (2,854,880)
    Accrued Hyatt settlement charge                                      --                --         5,000,000               --
  Changes in working capital:
    Accounts receivable                                              59,643        (1,317,759)          289,711       (1,398,109)
    Inventory                                                        19,570           (40,863)           85,638          (48,383)
    Prepaid expenses                                                451,088           241,746         1,237,551          (44,845)
    Other current assets                                             (2,163)            6,840           (11,633)         (19,593)
    Trade accounts payable                                          819,442         1,671,631        (1,195,811)         251,282
    Accrued interest                                             (2,002,632)        3,691,736        (1,027,280)       4,095,614
    Other current liabilities                                      (316,269)          119,478           531,206        1,435,047
                                                             --------------    --------------    --------------   --------------
      Net cash provided by (used in) operating activities           828,555         2,481,366         1,121,910       (2,610,872)
                                                             --------------    --------------    --------------   --------------
Cash flows from investing activities:
  Decrease (increase) in funds held in escrow                        (2,000)            1,493           (67,541)          (1,106)
  Increase in base stock inventory/uniforms                         (23,292)               --           (23,292)         (90,479)
  Increase in property and equipment                               (219,097)         (108,722)       (1,025,011)      (3,034,778)
  Decrease (increase) in cash - restricted                        2,353,939            (6,824)        2,350,616        2,664,702
  Decrease (increase) in investments, cost                               --                --                --        6,420,143
  (Decrease) increase in construction accounts payable           (2,300,000)         (135,441)       (2,300,000)      (1,965,481)
                                                             --------------    --------------    --------------   --------------
      Net cash provided by (used in) investment activities         (190,450)         (249,494)       (1,065,228)       3,993,001
                                                             --------------    --------------    --------------   --------------
Cash flows from financing activities:
  Deferred offering costs incurred                                       --                --                --         (150,000)
  Payment of notes payable                                               --        (1,039,998)         (113,639)      (2,879,411)
                                                             --------------    --------------    --------------   --------------
      Net cash used in financing activities                              --        (1,039,998)         (113,639)      (3,029,411)
                                                             --------------    --------------    --------------   --------------
Net change in cash and cash equivalents                             638,105         1,191,874           (56,957)      (1,647,282)
Cash and cash equivalents, beginning of period                    7,325,896         6,827,982         8,020,958        9,667,138
                                                             --------------    --------------    --------------   --------------
Cash and cash equivalents, end of period                     $    7,964,001    $    8,019,856    $    7,964,001   $    8,019,856
                                                             ==============    ==============    ==============   ==============
Supplemental Cash Flow Information:
Interest Paid                                                $    2,500,000    $      536,289    $    2,597,444   $    8,682,244


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

         On August 6, 2003, we filed a Plan of Reorganization and a related disclosure statement with the Bankruptcy Court. See Note 6 - Reorganization Plan.

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

 ACCOUNTING UNDER BANKRUPTCY:

         The financial statements have been prepared in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7). Pursuant to SOP 90-7, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding. For that purpose, the financial statements for periods including and subsequent to filing the Chapter 11 Case should distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses and other items not directly related to ongoing operations are reflected separately in the statement of operations as reorganization expenses. See Note 4 - Reorganization Expenses.

         The filing of the Chapter 11 Case (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the Chapter 11 Case, and (ii) served to accelerate, for purposes of allowance, all pre-petition liabilities of the Company, whether or not those liabilities were liquidated or contingent as of the Petition Date.

ACCOUNTING POLICIES:

         The financial information at September 30, 2003, and for the three months and nine months ended September 30, 2003 and 2002 is unaudited. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that will be achieved for the entire year.

         These financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

         Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during the period. Diluted loss per share is based on the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options. Stock options and warrants exercisable into 768,720 and 863,720 shares of common stock at September 30, 2003 and December 31, 2002, respectively, were excluded from the diluted loss per share calculation because their effects would have been anti-dilutive.

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

         The Company anticipates that substantially all liabilities of the Company as of the Petition Date will be resolved under a plan of reorganization in accordance with the provisions of the Code. On August 6, 2003 we filed a Plan of Reorganization, however, there can be no assurance that the Plan will be confirmed by the Bankruptcy Court and consummated. See Note 6 - Reorganization Plan.

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

3. NOTES PAYABLE

         Notes payable consisted of the following at September 30, 2003 and December 31, 2002:


                                                                          Principal Balance
                                                                    September 30,     December 31,
                                                                         2003            2002
                                                                    -------------     ------------
13% First Mortgage Notes , due March 15, 2005                        $100,000,000     $100,000,000
Unsecured Claim to Hyatt (including rejection damage claim)            14,840,233        9,840,233
FF&E Note, interest at prime + 6.75% (11% at September 30, 2003)       17,680,006       17,680,006
Black Hawk Business Improvement Bonds, $975,000 at 6% interest, due December 1, 2005 & $2,025,000 at 6.75% interest,
    due December 1, 2011                                                2,670,482        2,784,121
                                                                     ------------     ------------
                                                                     $135,190,721     $130,304,360
 Less current maturities                                              135,190,721      130,304,360
                                                                     ------------     ------------
 Long-term debt                                                      $         --     $         --
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

4. REORGANIZATION EXPENSES

         Reorganization related expenses of $734,093 and $8,086,312 were incurred during the three months and nine months ended September 30, 2003, respectively. These include costs incurred for legal, financial advisor services received in connection with our debt restructuring efforts, travel related expenses and other costs directly related to our debt restructuring efforts. They also include the $5,000,000 damage claim incurred with the rejection of the Hyatt

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


contract, costs incurred to re-brand the casino to the Mountain High Casino, and the write off of the cost of Hyatt branded merchandise and operating supplies.

5. COMMITMENTS AND CONTINGENCIES

Gaming Regulation Licensing

         The Company's ability to conduct gaming operations in the State of Colorado is subject to the licensability and qualifications of the Company and its common stockholders. The Colorado Gaming Commission approved the issuance of the appropriate and necessary gaming licenses for operation of the Casino to us and Hyatt Gaming on September 20, 2001. The licenses were physically issued to us immediately prior to opening of our casino on December 20, 2001. Additionally, upon receipt of a gaming license, such licensing and qualifications are reviewed periodically by the gaming authorities in Colorado and there are no guarantees such licenses will be renewed. In September 2003, the Company received the required gaming license renewals, which expire September 20, 2004 at which time we will apply for license renewals.

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

For a complete list of Legal Proceedings see Item 1, Part II.

NOTE 6. PLAN OF REORGANIZATION.

         On August 6, 2003, we filed a Plan of Reorganization (the "Plan of Reorganization" or the "Plan") and a related disclosure statement (the "Disclosure Statement") with the Bankruptcy Court. We intend to file an amended Disclosure Statement in the near future to address comments received from the Bankruptcy Court trustee pertaining to the Plan. The Disclosure Statement is filed to provide information of a kind and in sufficient detail to enable a typical holder of claims or interests in a class impaired under the Plan to make an informed judgment about the Plan. To approve the form of disclosure statement, the Bankruptcy Court must determine that the Disclosure Statement contains "adequate information" to make an informed judgment in voting to accept or reject the Plan. Upon the Bankruptcy Court's findings that the Disclosure Statement contains "adequate information," we will be authorized to transmit the Plan and Disclosure Statement to holders of impaired claims in connection with the solicitation of votes under the Plan. Bankruptcy Court approval of the Disclosure Statement does not constitute a determination by the Bankruptcy Court as to the merits of the Plan or an indication that the Bankruptcy Court will confirm the Plan.

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

         Until the Plan is confirmed by the Bankruptcy Court the recoveries of holders of pre-petition claims are subject to change. The Disclosure Statement includes detailed information about the Plan, financial performance projections

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


over the 7-year Plan period, financial estimates regarding our reorganized business enterprise value including support for the "best interest" requirements for the Plan under the Bankruptcy Code; and events leading up to our Chapter 11 case. The Plan and the transactions contemplated thereunder are more fully described in the Disclosure Statement, a copy of which is available to the public at the office of the clerk of the Bankruptcy Court, U.S. Customs House, 721 19th Street, Denver, Colorado 80202-2508. The Plan and Disclosure Statement and upon filing the amended Disclosure Statement may also be available electronically for a fee through the Bankruptcy Court's website at www.cob.uscourts.gov.

NOTE 7. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

         Effective July 1, 2003 the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, including mandatorily redeemable preferred stock. Adoption of SFAS No. 150 had no effect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

         Statements made in this Form 10-Q ("Quarterly Report") that are not historical or current facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the "Commission"), in press releases and in reports to shareholders. The forward-looking statements included in this Quarterly Report are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on the following assumptions: a plan of reorganization is consistent with the Plan of Reorganization recently filed by us will be approved by the Bankruptcy Court, competitive and market conditions affecting the Casino will not change materially or adversely, that we will retain key management personnel, that our forecasts will accurately anticipate market demand and that there will be no further material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed financial statements of Windsor Woodmont Black Hawk Resort Corp., including the respective notes thereto and other financial information included elsewhere in this report.

         The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

RESULTS OF OPERATIONS

The following table sets forth certain summarized operating data for the periods indicated.


                                        Three Months Ended Sept. 30,
                                       ------------------------------
                                           2003              2002             Increase          (Decrease)
                                       ------------      ------------      ------------       ------------
Net Operating Revenues                   14,963,103        18,347,586        (3,384,483)            -18.4%
Total Operating Expenses                 14,044,703        17,909,296        (3,864,593)            -21.6%
                                       ------------      ------------      ------------       ------------
Operating Income (Loss)                     918,400           438,290           480,110             109.50%
Add: Depreciation and Amortization        2,083,055         2,111,700           (28,645)             -1.4%
                                       ------------      ------------      ------------       ------------
EBITDA*                                   3,001,455         2,549,990           451,465               17.7%
                                       ============      ============      ============       ============
EBITDA* Margin                                 20.1%             13.9%              6.2%
                                       ============      ============      ============



                                      Nine months Ended September 30,
                                      -------------------------------
                                          2003               2002           Increase          (Decrease)
                                       -----------       -----------       -----------       -----------
Net Operating Revenues                  42,672,037        51,689,368        (9,017,331)           -17.4%
Total Operating Expenses                43,106,822        51,955,599        (8,848,777)           -17.0%
                                       -----------       -----------       -----------       -----------
Operating Income (Loss)                   (434,785)         (266,231)         (168,554)           -63.3%
Add: Depreciation and Amortization       6,239,703         6,265,153           (25,450)              0.4%
                                       -----------       -----------       -----------       -----------
EBITDA*                                  5,804,918         5,998,922          (194,004)            -3.2%
                                       ===========       ===========       ===========       ===========
EBITDA* Margin                                13.6%             11.6%              2.0%
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

(2)   EBITDA margin is EBITDA as a percentage of net revenues. (3)

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002:

         Total operating revenue for the quarter ended September 30, 2003 was $15,919,794 ($14,963,103 net of promotional allowances). This included $14,091,863 in casino revenue, $1,606,594 in food and beverage revenue, and $221,337 of other revenue. This compares to total operating revenue for the quarter ended September 30, 2002 of $19,552,967 ($18,347,586 net of promotional allowances). This included $17,004,014 in casino revenue, $2,221,838 in food and beverage revenue, and $297,115 of other revenue.

         Casino operating expenses for the quarter ended September 30, 2003 totaled $7,838,155, including $2,782,498 in state and local gaming taxes and device fees. This compares to casino operating expenses for the quarter ended September 30, 2002 totaling $9,997,442, including $2,910,766 in state and local gaming taxes and device fees. The decrease is primarily due to reduced payroll and benefit costs, to reduced gaming taxes, to reduced marketing costs (principally in direct mail coin coupon redemption), and to reduced rental expense associated with slot games operated under fee participation agreements. The gaming taxes were reduced due to reduced gaming revenue. Other casino operating expenses consist principally of salaries, wages and benefits, marketing costs, and other operating expenses of the casino.

         Food and beverage expenses for the quarter ended September 30, 2003 totaled $1,439,981, including $923,436 in cost of goods sold. This compares to food and beverage expenses for the quarter ended September 30, 2002 totaling $2,030,628, including $1,242,235 in cost of goods sold. The decrease is primarily due to reduced payroll and benefit costs and reduced cost of goods sold. Other food and beverage expenses consist principally of salaries, wages and benefits, and other operating expenses of the food and beverage operations.

         Other operating expenses for the quarter ended September 30, 2003 totaled $228,960 versus $503,789 for the quarter ended September 30, 2002, and consist of salaries, wages and benefits, contract entertainment expense, and other operating expenses. The decrease is primarily due to reduced payroll and benefit costs and reduced expenditures related to contract entertainment.

         General and administrative expenses for the quarter ended September 30, 2003 totaled $2,454,552 versus $2,543,924 for the quarter ended September 30, 2002, and consist of salaries, wages and benefits, utilities, insurance, property taxes, contract services, maintenance and repairs, cleaning supplies, and other operating expenses. The net reduction is due to decreases in payroll and benefit costs and in contract services costs, partially offset by increases in utilities and property taxes.

         Depreciation and amortization expense for the quarter ended September 30, 2003 totaled $2,083,055 versus $2,111,700 for the quarter ended September 30, 2002. These expenses relate to property and equipment in service and vary with the addition or replacement of new items of property and equipment.

         Interest expense for the quarter ended September 30, 2003 totaled $581,033, including $59,400 in amortization of debt issuance costs. This compares to interest expense for the quarter ended September 30, 2002, which totaled $4,766,332, including $416,757 in amortization of debt issuance costs. The reduction in interest expense is a result of interest not being accrued on the First and Second Mortgage Notes payable during the course of our bankruptcy proceedings, and the write-off at December 31, 2002 of unamortized debt discount and deferred financing costs related to the First and Second Mortgage Notes.

         Reorganization expenses for the quarter ended September 30, 2003 totaled $734,093. This includes costs incurred for legal, financial advisor services received in connection with our debt restructuring efforts, travel related expenses and other costs directly related to our debt restructuring efforts. This compares to reorganization expense for the quarter ended September 30, 2002, which totaled $209,111.

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

Nine months Ended September 30, 2003 Compared to Nine months Ended September 30, 2002:

         Total operating revenue for the nine months ended September 30, 2003 was $45,595,009 ($42,672,037 net of promotional allowances). This included $40,210,224 in casino revenue, $4,687,719 in food and beverage revenue, and $679,066 of other revenue. This compares to total revenue for the nine months ended September 30, 2002 of $54,566,320 ($51,689,368 net of promotional allowances). This included $48,085,043 in casino revenue, $5,704,672 in food and beverage revenue, and $776,605 of other revenue.

         Casino operating expenses for the nine months ended September 30, 2003 totaled $23,779,876, including $8,232,928 in state and local gaming taxes and device fees. This compares to casino operating expenses for the nine months ended September 30, 2002 totaling $28,420,619, including $9,491,756 in state and local gaming taxes and device fees. The decrease is primarily due to reduced payroll and benefit costs, reduced gaming taxes, and reduced rental expense associated with slot games operated under fee participation agreements. The gaming taxes were reduced due to reduced gaming revenue. Other casino operating expenses consist principally of salaries, wages and benefits, marketing costs, and other operating expenses of the casino.

         Food and beverage expenses for the nine months ended September 30, 2003 totaled $4,181,274, including $2,536,961 in cost of goods sold. This compares to food and beverage expenses for the nine months ended September 30, 2002 totaling $5,778,997, including $3,466,608 in cost of goods sold. The decrease is primarily due to reduced payroll and benefit costs and reduced cost of goods sold. Other food and beverage expenses consist principally of salaries, wages and benefits, and other operating expenses of the food and beverage operations.

         Other operating expenses for the nine months ended September 30, 2003 totaled $808,567 versus $1,498,186 for the nine months ended September 30, 2002, and consist of salaries, wages and benefits, contract entertainment expense, and other operating expenses. The decrease is primarily due to reduced payroll and benefit costs and reduced expenditures related to contract entertainment.

         General and administrative expenses for the nine months ended September 30, 2003 totaled $7,418,240 versus $8,133,508 for the nine months ended September 30, 2002, and consist of salaries, wages and benefits, utilities, insurance, property taxes, contract services, maintenance and repairs, cleaning supplies, and other operating expenses. The net reduction is due to decreases in payroll and benefit costs and in contract services costs, partially offset by increases in utilities and property taxes.

         Depreciation and amortization expense for the nine months ended September 30, 2003 totaled $6,239,703 versus $6,265,153 for the nine months ended September 30, 2002. These expenses relate to property and equipment in service and vary with the addition or replacement of new items of property and equipment.

         Interest expense for the nine months ended September 30, 2003 totaled $1,813,993, including $177,746 in amortization of debt issuance costs. This compares to interest expense for the nine months ended September 30, 2002, which totaled $14,360,743, including $1,247,607 in amortization of debt issuance costs. The reduction in interest expense is a result of interest not being accrued on the First and Second Mortgage Notes payable during the course of our bankruptcy proceedings, and the write-off at December 31, 2002 of unamortized debt discount and deferred financing costs related to the First and Second Mortgage Notes.

         Reorganization expenses for the nine months ended September 30, 2003 totaled $8,086,312. This includes costs incurred for legal, financial advisor services received in connection with our debt restructuring efforts, travel related expenses and other costs directly related to our debt restructuring efforts. It also includes the $5,000,000 damage claim incurred with the rejection of the Hyatt contract. This compares to reorganization expense for the nine months ended September 30, 2002, which totaled $209,111.

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

         After a plan of reorganization is confirmed by the Bankruptcy Court, we estimate that cash flow from operations will be sufficient to sustain our operations during the next fiscal year. We cannot assure you that any financing, if necessary to meet liquidity requirements, will be available to us in the future, or that, if available, any such financing will be on favorable terms. We cannot assure you that our reasonably foreseeable liquidity needs are or will be accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds. We expect that the adequacy of our operating cash flow will depend, among other things, upon our ability to reorganize, the general state of the economy, both local and national, our ability to manage the Casino, the continued development of the Black Hawk market as a gaming destination, the intensity of the competition, the efficiency of operations, depth of customer demand, and the effectiveness of our marketing and promotional efforts

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable.

Item 4.  Controls and Procedures

         An evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         First Place LLC filed a lawsuit against the Company generally asserting that it has an ownership interest in a small sliver of property upon which the Company has built and is operating the Mountain High Casino. The property which First Place contends it has an ownership in consists of approximately 6,000 square feet. The Company timely referred the issue to its title insurance company, First American Title. The Company has a $33.5 million owner's title insurance policy with First American. First American has advised the Company that the claim will be covered by the Company's title insurance and the title insurance company has been and is vigorously defending the claim. After a trial in June, 2002, the trial court determined that First Place does have an ownership interest in a strip of property containing approximately 3,000 square feet which the Company believed it owned. Certain post trial motions had been granted and were pending final determination by the Court at the time of the Chapter 11 filing. On August 7, 2003, the Bankruptcy Court entered an order lifting the automatic stay, thus allowing this case to proceed to conclusion in the state courts. On September 12, 2003, the state trial court liquidated the First Place claim, based upon application of the "relative hardship" doctrine, in the amount of $73,500 and decreed that upon payment of that amount the Company would own the 3,000 square feet. The Company anticipates that First Place will appeal this case to the Colorado Court of Appeals. We do not anticipate that there will be any financial exposure to the Company with respect to this claim, and fully expects that this claim will be resolved by and at the expense of First American Title.

         PCL Construction Services, Inc. acted as the general contractor for the Company in the construction of the Black Hawk Casino by Hyatt project. The Substantial Completion Date for the project was originally to have been October 29, 2001 and was subsequently amended by Change Order to November 15, 2001. In fact, construction of the casino was not at a point where the casino could open for business until December 20, 2001 and certain components of the project were not completed until early 2002. In early 2002, PCL and its subcontractors claimed to be owed an aggregate of approximately $7,200,000 on the project, recorded mechanic's liens and filed mechanic's lien foreclosure and breach of contract litigation against the Company. The Company filed litigation against PCL for PCL's misrepresentations and contractual breaches concerning completion of the project. This litigation was not at issue with all parties as of the date of the Chapter 11 filing and has been stayed. The Company and PCL engaged in extensive settlement discussions starting in January, 2003 and entered into a settlement agreement in May 2003. The Bankruptcy Court approved the agreement on July 7, 2003. Under the agreement, the Company agreed to pay PCL and its subcontractors a total of $4.5 million, $2.3 million of which was paid July 28, 2003, $1.4 million to be paid in January 2004, $400,000 to be paid in October 2004, and $400,000 to be paid in April 2005.

         Paul Steelman was the project architect for the Black Hawk Casino by Hyatt project. Paul Steelman claims that it is owed an additional approximately $200,000 for architectural work performed at the project. The Company believes that it does not owe Paul Steelman the $200,000 and further believes that Paul Steelman owes the Company approximately $2,000,000 for Paul Steelman's failure to properly prepare and complete architectural plans and specifications for the project in a timely fashion. Prior to the Chapter 11 filing, the Company and Steelman had entered into a Dispute Resolution Agreement providing for mediation, to be followed by binding arbitration, if necessary. The dispute resolution process contemplated by this Agreement has been stayed. The Company and Steelman filed a stipulated motion lifting the stay from this dispute and allowing its determination by Dispute Resolution Agreement, and an order approving the motion was entered in May 2003. A mediation between the Company and Steelman occurred on September 22, 2003, and is currently scheduled to be continued on December 19, 2003.

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

        (a)      Exhibits

        31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

        31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

        32.1. Certification Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)      Form 8-K

        Form 8-K dated August 20, 2003 - Item 5. Other Items and Regulation FD Disclosure of August 20, 2003 letter to holders of its common stock.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2003

                                WINDSOR WOODMONT BLACK HAWK RESORT CORP.



                                /s/ Jerry L. Dauderman
                                ------------------------------------------------
                                Jerry L. Dauderman, Chairman and Chief
                                Executive Officer


                                /s/ Michael L. Armstrong
                                -----------------------------------------------
                                Michael L. Armstrong, Executive Vice President, Chief Financial Officer, Treasurer and Secretary