Form 10-K
period 2003-12-31
WINDSOR WOODMONT BLACK HAWK RESORT CORP
filed 2004-04-14
CIK 1119040

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2003

[ ] TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to __________________

                         Commission file number 0-31737

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
             (Exact name of registrant as specified in its charter)

             Colorado                                      75-2740870
--------------------------------------     -------------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

                                 111 Richman St.
                           Black Hawk, Colorado 80422
                      -------------------------------------
                     (Address of principal executive office)

Registrant's Telephone Number:  (303) 582-3600
Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act: Common Stock, $0.01 par value (Title of class)

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

The number of shares of common stock of the registrant outstanding as of April 12, 2004 was 1,000,000.

While the registrant is currently involved in Chapter 11 Bankruptcy proceedings, no securities have been distributed under a plan confirmed by the court.

Document incorporated by reference:

           Document                                     Part of Form 10-K into which Incorporated
           --------                                     -----------------------------------------
Windsor Woodmont Black Hawk Resort Corp.'s                              Part III
Definitive Proxy Statement for its Annual Meeting
of Stockholders to be held May 26, 2004

                                TABLE OF CONTENTS

                                                                                                           PAGE
PART I
     Item 1.      Business...............................................................................    1
     Item 2.      Property...............................................................................   21
     Item 3.      Legal Proceedings......................................................................   22
     Item 4.      Submission of Matters to a Vote of Security Holders....................................   22

PART II

     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..................   23
     Item 6.      Selected Financial Data................................................................   23
     Item 7.      Management's Discussion and Analysis of Financial Condition and
                    Results of Operations................................................................   24
     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.............................   29
     Item 8.      Financial Statements...................................................................   29
     Item 9.      Changes in and Disagreements With Accountants
                    on Accounting and Financial Disclosure...............................................   29
     Item 9A.     Controls and Procedures................................................................   30

PART III

     Item 10.     Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act....................................   30
     Item 11.     Executive Compensation.................................................................   30
     Item 12.     Security Ownership of Certain Beneficial Owners and Management.........................   30
     Item 13.     Certain Relationships and Related Transactions.........................................   30
     Item 14.     Principal Accountant Fees and Services.................................................   30

PART IV

     Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K........................   30

SIGNATURES...............................................................................................   32

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

         As used in this Annual Report, the terms "our company," "we" and "us" refer to Windsor Woodmont Black Hawk Resort Corp., the term "First Mortgage Notes" refers to the $100 million principal amount of 13% First Mortgage Notes due 2005 which we issued under an indenture dated March 14, 2000. "Second Mortgage Notes" refers to the $9,840,233 principal amount subordinated indebtedness comprised of the second mortgage notes held by Hyatt Gaming, defined below. "Hyatt Management Agreement" refers to the casino management agreement between the Company and Hyatt Gaming dated February 2, 2000, as amended on March 14, 2000. The term "Casino" refers to the integrated casino, entertainment and parking facility constructed in Black Hawk, Colorado, operated under the trade name "Mountain High Casino."

OVERVIEW

         Windsor Woodmont Black Hawk Resort Corp. ("Windsor Woodmont" or the "Company") was incorporated in the State of Colorado on January 9, 1998. The Company owns the Mountain High Casino, an upscale, integrated gaming, entertainment and parking facility located in Black Hawk, Colorado, approximately 40 miles from Denver (the "Casino"). The Casino opened on December 20, 2001. The Casino is located at 111 Richman Street, Black Hawk, Colorado, at the intersection of Highway 119 and Richman Street in the center of the Black Hawk gaming district. From opening until May 14, 2003, the Casino was managed by Hyatt Gaming Management, Inc. ("Hyatt Gaming") pursuant to a professional management agreement. On May 14, 2003, the Company assumed management of the Casino.

         As described below, on November 7, 2002 (the "Petition Date"), we filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the District of Colorado (the "Bankruptcy Court") as Case No. 02-28089-ABC (the "Chapter 11 Case"). We filed the Chapter 11 Case because we were experiencing difficulties generating sufficient cash flow from operations to meet our financial obligations under the First Mortgage Notes and the Second Mortgage Note, pursuant to the applicable agreements. We are currently acting as a debtor-in-possession on behalf of the bankruptcy estate.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

         Our failure to pay the interest on the First Mortgage Notes and the Second Mortgage Note when due on October 15, 2002 constituted an "Event of Default" under such agreements. On October 23, 2002, we received notice from SunTrust Bank ("SunTrust"), as Trustee under the indenture governing the First Mortgage Notes, that the First Mortgage Notes were due and payable immediately.

         On November 1, 2002, SunTrust, as Trustee under the indenture governing the First Mortgage Notes, obtained a court order for the appointment of a receiver. The receiver operated the Company from November 1, 2002 until the filing of the Chapter 11 Case.

         On November 7, 2002, we filed the Chapter 11 Case. As of the Petition Date, the Bankruptcy Court assumed jurisdiction over the assets and liabilities of the Company. The receiver was removed and we are currently acting as a debtor-in-possession on behalf of the bankruptcy estate and, as such, are authorized to operate the business subject to Bankruptcy Court supervision. On or about March 17, 2003, the Office of the United States Trustee appointed the Official Committee of Unsecured Creditors (the "Unsecured Creditors Committee") to represent the interests of general unsecured creditors in the Chapter 11 Case.

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

         On December 6, 2002, we filed with the Bankruptcy Court our Schedules of Assets and Liabilities and Statements of Financial Affairs, which were amended on or about March 12, 2003 (the "Schedules"). The Schedules set forth, among other things, our assets and liabilities as shown by our books and records, subject to the assumptions contained in certain notes filed in connection therewith. All of the Schedules are subject to further amendment or modification with notice to those impacted by the amendment or modification. In the Schedules, we listed over 250 disputed and undisputed pre-petition claims against our bankruptcy estate reflecting claims of approximately $149 million. Thereafter, the Bankruptcy Court set the deadline for filing proofs of claim and interests with the Bankruptcy Court as January 23, 2003, and subsequently set a supplemental bar date of March 17, 2003 for certain creditors and interested parties who did not receive notice of the prior bar date. Accordingly, with the exception of a general 30-day bar date for claims arising from the rejection of executory contracts and unexpired leases, the deadlines for filing proofs of claim against us has passed. The claims register prepared and maintained by the Bankruptcy Court reflects that, as of November 18, 2003, 126 proofs of claim have been filed in the Chapter 11 Case in an aggregate amount in excess of $160 million. We also may face additional claims in the future, including, without limitation, claims arising from our rejection of executory contracts and/or unexpired leases.

         Under the Bankruptcy Code, we may assume or reject executory contracts or unexpired leases subject to the approval of the Bankruptcy Court and our satisfaction of certain other requirements. In the event we choose to reject any executory contracts or unexpired leases, parties affected by these rejections may file claims with the Bankruptcy Court as provided by the Bankruptcy Code and/or orders of the Bankruptcy Court. Unless otherwise agreed, the assumption of an executory contract or unexpired lease will require us to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition liabilities, some of which may be significant. In addition, we expect that liabilities that will be subject to compromise through the Chapter 11 process will arise in the future as a result of the rejection of executory contracts or unexpired leases and from the determination by the Bankruptcy Court (or agreement by parties in interest) of allowed claims for items that we now claim as contingent or disputed. Conversely, we would expect that the assumption of executory contracts or unexpired leases may convert some liabilities shown on our financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, we are unable to project the magnitude of such claims with any degree of certainty.

         On December 13, 2002, we filed a motion for court approval of the rejection of the management agreement with Hyatt Gaming (the "Hyatt Management Agreement"). On April 10, 2003, the Company executed a settlement agreement with Hyatt Gaming (the "Hyatt Settlement and Release Agreement"), which provided for the rejection of the Hyatt Management Agreement, the transition of management of the Casino to the Company, the fixing of the amount and priority of Hyatt Gaming's claims in the Chapter 11 Case (including the claims based on the Second Mortage Note and the rejection of the Hyatt Management Agreement), and the treatment of Hyatt Gaming's claims under a plan of reorganization.

         Pursuant to the Hyatt Settlement and Release Agreement, Hyatt Gaming holds an allowed unsecured claim in the Chapter 11 Case in the aggregate amount of $18,413,243.68 (the amount of $18,318,368.49 set forth in the Hyatt Settlement and Release Agreement plus an additional $94,875.19 in incentive management fees from the Petition Date through May 13, 2003); provided, however, that in the event that the value of the Company's assets exceed the value of the liens senior to the Second Mortgage Note (including the liens of the Black Hawk BID, PCL, the FF&E Lender and the First Mortgage Noteholders), Hyatt Gaming's claim based on the Second Mortgage Note will be secured to such extent. On April 25, 2003, the Bankruptcy Court entered an order approving the Hyatt Settlement and Release Agreement. On May 14, 2003, we assumed management of the Casino and the Casino name was changed to the Mountain High Casino. The treatment of Hyatt Gaming's allowed claim (including certain changes to such treatment that Hyatt Gaming asserts are in violation of the Hyatt Settlement Agreement and to which Hyatt Gaming has not consented) is reflected in the Plan of Reorganization (as defined below). Hyatt Gaming has indicated that, in addition to its pre-petition claims against the Company, it may assert an administrative claim in the Chapter 11 Case for damages arising from alleged breaches of the terms of the Hyatt Settlement and Release Agreement.

         On or about February 19, 2003, we entered into a stipulation with David
R. Belding, our furniture, fixture and equipment lender (the "FF&E Lender") pursuant to which all issues between the Company and the FF&E Lender concerning the amount and priority of the FF&E Lender's claim and the treatment of such claim under a plan of reorganization were resolved. On February 19, 2003, the Company filed its Motion to Approve Stipulation Regarding (1) Allowance and Payment of Secured Claim of David R. Belding; and (2) Mutual Release of Claims Relating to Disputes Over Funds in Wells Fargo Bank Account (the "FF&E Stipulation"). Thereafter, objections to the FF&E Stipulation were filed by the First Mortgage Noteholders and PCL (as defined below), and SunTrust and the Unsecured Creditors Committee filed joinders to the objection filed by the First Mortgage Noteholders (PCL later withdrew its objection to the FF&E Stipulation). The objections asserted, among other things, that the initiation of an adversary proceeding may be required to obtain the relief sought in the FF&E Stipulation.

         The Company, the FF&E Lender, and the objecting parties agreed to proceed with the issues raised in connection with the FF&E Stipulation and the objections thereto by way of an adversary proceeding and such matter was converted to an adversary proceeding. Thereafter, the parties reached an agreement whereby the adversary proceeding on the FF&E Stipulation was held in abeyance and the issues relating to the FF&E Stipulation were resolved or reserved for a later date. On June 24, 2003, the Company filed an Amended Stipulation Regarding (1) Allowance and Payment of Secured Claim of David R. Belding; and (2) Mutual Release of Claims Relating to Disputes Over Funds in Wells Fargo Bank Account (the "FF&E Settlement Agreement"), which was approved by the Bankruptcy Court by order entered June 30, 2003. The FF&E Settlement Agreement provides, among other things, that the FF&E Lender will receive payments of up to $500,000 per month during the Chapter 11 Case and will be paid certain amounts on the effective date of a plan of reorgnaization. After the approval of the FF&E Settlement Agreement, the Company and the FF&E Lender agreed to more favorable treatment to the Company, including a reduction in the required effective date payment to the FF&E Lender and a one-year extension on the repayment of the amounts due to the FF&E Lender, which treatment is reflected in the Plan of Reorganization (as defined below).

         PCL Construction Services, Inc. ("PCL") was the general contractor in the construction of the Casino. Pursuant to its contract with the Company, PCL was obligated to prepare construction schedules for completion of the Casino within the time limits of the contract, to revise the schedules to the extent required, to provide for timely completion of the contract, and to otherwise perform and act in the capacity of general contractor.

         On May 29, 2002, we filed a complaint in Gilpin County District Court, Colorado, seeking damages from PCL for (1) fraudulent misrepresentation, (2) fraudulent concealment, (3) negligent misrepresentation, (4) constructive fraud, and (5) breach of contract (the "Casino Action"). On June 19, 2002, PCL filed an answer and filed its own complaint against the Debtor and 20 other defendants (including numerous subcontractors) also in Gilpin County District Court, Colorado (the "PCL Action"). On August 22, 2002, the Debtor filed an answer to the complaint in the PCL Action. Prior to the Petition Date, the Casino Action and the PCL Action were consolidated into one case.

         The claims of PCL and its subcontractors against the Debtor aggregated approximately $10,000,000 and the Debtor's claims against PCL were in the approximate amount of $5,000,000. The claims on the part of both PCL and the Debtor were contingent and unliquidated, however, PCL's claims included claims for the foreclosure of mechanic's liens on the Casino property and PCL asserted that the mechanic's liens were first priority liens on the Casino property, superior in priority to the deed of trust of SunTrust, as trustee for the First Mortgage Noteholders.

         Following extensive settlement discussions, on May 15, 2003, we entered into a Settlement and Release Agreement with PCL, on behalf of itself and the PCL Subcontractors (the "PCL Settlement Agreement"). Pursuant to the PCL Settlement Agreement, we agreed to pay PCL a total of $4,500,000, with a $2,300,000 down payment, a $1,400,000 payment on the earlier of January 15, 2004 or ten (10) days after the effective date of the Plan of Reorganization (defined below), $400,000 on October 15, 2004 and $400,000 on April 15, 2005. The
Bankruptcy Court approved the PCL Settlement Agreement on July 7, 2003. The required $2,300,000 down payment was paid to PCL on July 28, 2003 and the $1,400,000 payment was made on or about January 15, 2004.

         As provided by the Bankruptcy Code, we had an initial period of 120 days from the Petition Date to file a plan of reorganization and an initial period of 180 days from the Petition Date to solicit and obtain acceptances to such plan. During 2003, we petitioned the Bankruptcy Court and were granted extensions of time with respect to our exclusive right to file a plan and solicit and obtain acceptances thereto.

         On August 6, 2003, we filed a plan of reorganization and accompanying disclosure statement with the Bankruptcy Court. On November 20, 2003, we filed an amended plan of reorganization (the "Plan of Reorganization") and accompanying amended disclosure statement (the "Disclosure Statement") with the Bankruptcy Court. An objection to the Disclosure Statement was filed by First Place LLC. By stipulations between the First Mortgage Noteholders, Sun Trust and the Unsecured Creditors Committee and orders thereon, the hearing on approval of the Disclosure Statement has been continued on several occasions and is currently scheduled for May 4, 2004. By those same stipulations and orders, the current objection deadline relative to the Disclosure Statement has been extended to April 26, 2004 for the First Mortgage Noteholders, Sun Trust, Hyatt Gaming and the Unsecured Creditors Committee. At the hearing on the Disclosure Statement, the Bankruptcy Court will also consider granting an extension of exclusivity period for us to solicit and obtain acceptances to the Plan of Reorganization.

         If the Plan of Reorganization is confirmed by the Bankruptcy Court, substantially all pre-petition liabilities will be subject to restructuring. Any plan of reorganization is voted upon by creditors and equity holders and is subject to the approval of the Bankruptcy Court. A plan of reorganization must be confirmed by the Bankruptcy Court upon certain findings being made by the Bankruptcy Court as required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan or reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. There can be no assurance that the Plan of Reorganization will be confirmed by the Bankruptcy Court, or that any such plan will be consummated.

         During the Chapter 11 Case, we continue to operate our business in the ordinary course without interruption and without material impact on our employees, customers and suppliers. As of December 31, 2003, we had approximately $8,283,104 million in cash available. Based upon such cash availability, we do not require, and do not expect to obtain, debtor-in-possession financing in our Chapter 11 Case.

         At this time it is not possible to predict the effect of the Chapter 11 Case on our business, various creditors and equity security holders or when we will be able to conclude our Chapter 11 Case. Our future results are dependent upon, among other things, the confirmation and implementation of a plan of reorganization.

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

COMPANY BACKGROUND

         During 1997 and 1998, Windsor Woodmont, LLC purchased 48 separate parcels of land in Black Hawk, Colorado, to assemble a 106 acre tract of land with approximately 119,000 gross gaming-zoned square feet. Windsor Woodmont, LLC is a Colorado limited liability company that was formed for the purpose of assembling and developing the land on which the Casino is built. In March 2000, Windsor Woodmont LLC contributed the real property owned by it in Black Hawk and assigned all its rights under certain agreements entered into in connection with the Casino to the Company. The Company then issued the $100 million principal amount First Mortgage Notes. The proceeds were used to finance the development and construction of the Casino.

DESCRIPTION OF CASINO

         GENERAL. The Casino is an upscale gaming facility providing patrons with a broad selection of gaming activities, dining and entertainment. The Casino is built on the largest single parcel of real estate ever assembled for casino development in Black Hawk. It is the largest casino in Black Hawk, with approximately 425,000 square feet, 57,000 of which is used for gaming. The Casino features the largest number of gaming machines in Black Hawk with 996 state of the art slot machines and 24 table games. The interior decor resembles the Rocky Mountain surroundings by using rocks, wood, and landscapes natural to Colorado as part of the interior design.

         RESTAURANTS. The Casino features a full array of dining options. Restaurants available include: the Steakhouse at Mountain High Casino, a steak and seafood restaurant, the Mountain High Buffet, a high quality action-station buffet and a food court featuring: Wolfgang Puck's Express restaurant and the Mountain High Grill. Krispy Kreme donuts that are delivered fresh daily and a Starbucks Coffee Bar is located on the Sun Fire Deck, an indoor/outdoor plaza area.

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

         ENTERTAINMENT. Our non-gaming amenities are located throughout the gaming floor. The focal point is the Winner's Circle Lounge, a 5,000 square foot area surrounded by four, seven-story tall two-sided fireplaces. The center of the circular bar features a stage for showcasing live entertainment. The area also has four retractable large-screen televisions for special sports or other broadcast venues. The Casino includes a Margarita Bar on the gaming floor and televisions in the food court to entertain guests. The Casino also contains the Vista Gallery, a stationary exhibit gallery on the second floor overlooking the gaming floor.

BUSINESS STRATEGY

         Our business strategy is to complete our restructuring under the Chapter 11 Case as expeditiously as possible. During the course of the Chapter 11 Case, we intend to initiate a broad strategic and operational restructuring, improve our business discipline and reduce our cost structure, all with the goal of developing positive cash flow from operations. Key elements to our restructuring will be to reduce our expenses, continue to improve in our slot product, focus our marketing efforts to high worth casino player segments and a complete re-positioning of the property resulting in a prominent position in Black Hawk by offering patrons a quality entertainment experience through superior customer service in an up-scale, friendly and exciting environment.

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

         TARGETED CUSTOMER BASE. We target potential customers with above-average household income levels in the Denver metropolitan area who tend to have disposable income for gaming and entertainment purposes as well as other recreational gaming customers. We exploit this customer base through our Winner's Advantage Club, preferred player recognition program. The Winner's Advantage Club allows members to receive valuable rewards and exciting promotional offers in conjunction with their casino play. Rewards include: complementary meals, cash back, special mail offers, invitations to special events and parties, and tickets to sporting events.

         EFFECTIVE DIRECT MARKETING. We attract customers to the Casino by marketing in the Colorado market through the use of radio and print advertisements, billboards, our Winners Advantage Club, on-going promotions, gaming tournaments, sweepstakes and most importantly an increased focus on direct mail marketing. The marketing emphasizes the Casino's gaming, quality dining facilities, varied entertainment activities and on-site parking. We also utilize the Casino's web site located at www.mtnhighcasino.com to enhance its marketing programs.

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

EMPLOYEES

         As of March 31, 2004, Windsor Woodmont employed 473 full-time, paid employees including cashiers, dealers, food and beverage service personnel, facilities maintenance staff, security, accounting and marketing personnel. No labor unions represent any employee group.

COMPETITION

         The information contained in this discussion of competition has been derived from publicly available data, except where otherwise stated. While we regard these sources as reliable, no assurances can be made regarding the accuracy of such information.

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

         Of the 22 gaming facilities operating in Black Hawk, six have over 700 gaming positions. We consider these larger gaming facilities to be our main competitors. These larger gaming facilities have on-site or nearby parking and have brand names established in the local market, such as the Isle of Capri, The Lodge at Black Hawk, Colorado Central Station, the Riviera Black Hawk, and the Mardi Gras Casino. The Riviera Black Hawk, which opened in early February 2000, features approximately 985 gaming machines, and the Mardi Gras Casino, which opened in early March 2000, features approximately 700 gaming machines. Colorado Central Station, opened in December 1993 and has traditionally been one of the most successful casinos in Colorado, is located near the Casino and has approximately 750 gaming machines and approximately 700 valet parking spaces. The Isle of Capri, which opened in December 1998, is located near the Casino and features approximately 1,070 gaming machines and 1,100 parking spaces. Smaller competitors in the Black Hawk market include the Gilpin Hotel Casino, Canyon Casino, Fitzgerald's and Bullwhackers.

         Casinos offering hotel accommodations for overnight stay may have a competitive advantage over the Casino. Currently two casinos offer hotel accommodations, with the total number of hotel rooms in Black Hawk being 287. The Lodge at Black Hawk provides 50 and the Isle of Capri provides 237 rooms. In addition, Fortune Valley Hotel & Casino located in Central City, has 118 hotel rooms.

         On April 22, 2003, Isle of Capri Black Hawk, L.L.C. acquired CCSC/Blackhawk, Inc., which owns and operates the Colorado Central Station casino in Black Hawk, Colorado, and Colorado Grande Enterprises, Inc., which owns and operates the Colorado Grande casino in Cripple Creek, Colorado. On November 5, 2003, Nevada Gold & Casino's, Inc., in a joint venture with Isle of Capri, announced an expansion project, which has begun, at the Colorado Central Station Casino adding casino space and hotel rooms with completion of the project by the end of 2005. This expansion could attract gaming patrons and customers who are currently patrons of the Casino. If this happens, it could have a material adverse effect upon the Casino.

         We also face increased competition from casinos in Central City. Historically, Black Hawk has enjoyed an advantage over Central City because the majority of customers have to drive by and through Black Hawk to reach Central City. On November 2, 1999, the voters in Central City granted authority to the Business Improvement District for the sale of approximately $45.2 million in bonds which would be allocated towards the planning, design and construction of a nine mile roadway directly connecting Central City with Interstate 70. These bonds were sold on June 18, 2003 and on October 3, 2003 construction began on a new four-lane road from I-70 at the Hidden Valley exit directly into downtown Central City. This roadway allows drivers to reach Central City without driving through Clear Creek Canyon and Black Hawk. While Black Hawk is only one mile away from Central City, the new roadway may attract patrons and customers of the Casino to casinos located in Central City. This may have a material adverse effect upon the Casino.

         The Casino also competes, to a limited extent, with the casinos located in Cripple Creek, because both Black Hawk and Cripple Creek compete for patrons from Denver. Cripple Creek is located approximately 110 miles to the south of Black Hawk and 45 miles west of Colorado Springs.

         Currently, limited stakes gaming in Colorado is constitutionally authorized in Central City, Black Hawk, Cripple Creek and two Native American reservations in southwest Colorado. However, gaming could be approved in other Colorado communities in the future. On November 4, 2003, Colorado voters rejected an amendment to the Colorado constitution that would have allowed video lottery terminals in five racetracks located along the front range in Colorado. The legalization of gaming closer to Denver would likely have a material adverse impact on our future operating results. The Casino will also indirectly face competition from other forms of gaming, including the Colorado state-run lottery, the Power Ball multi-state lottery, charitable bingo, horse and dog racing, as well as other forms of entertainment. For additional information concerning competition see "Factors that May Affect Our Future Results - We Face Competition From Other Gaming Operations That Could Have a Material

Adverse Effect on our Future Operations" and "Additional Legalization of Gaming in Colorado or the Imposition of a Tax on Gaming Revenues Could Adversely Effect our Business."

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

         In addition, the Colorado regulations prohibit a licensee or affiliated company thereof from paying dividends, interest or other remuneration to any unsuitable person, or recognizing the exercise of any voting rights by any unsuitable person. Further, the Casino may repurchase the shares of anyone found unsuitable at the lesser of cost or fair market value with indebtedness subordinated to the First Mortgage Notes and the Second Mortgage Notes held by Hyatt Gaming.

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

         CONVEYANCE. With limited exceptions applicable to licensees that are publicly traded entities, no person may sell, lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Gaming Commission. Also, no person may own gaming equipment without being licensed. Such prohibition could impair the ability of the holders of the First Mortgage Notes to liquidate our assets upon any foreclosure of the liens securing the First Mortgage Notes.

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

         ANNUAL DEVICE FEES. The municipalities of Central City, Black Hawk and Cripple Creek assess and collect their own device fees. The current annual device fee in Black Hawk is $750 per device. A credit is extended for the first fifty (50) gaming devices. As of April 2, 2004, we had a total of 1,020 gaming devices and pay the annual device fee for 970 gaming devices. There is no statutory limit on state or city device fees, which may be increased at the discretion of the State or the applicable city. Local device fees may be prorated according to device usage; Black Hawk currently prorates device fees such that any device used at any time during a calendar month is subject to the device fee for such calendar month. In addition, a business improvement fee of approximately $90 per device and a transportation impact fee of approximately $106 per device also may apply, depending upon the location of the licensed premises. In the past, the Colorado Gaming Commission has assessed an annual state device fee, however the Colorado Gaming Commission has eliminated its annual device fee for gaming machines. We cannot be certain the Colorado Gaming Commission will not, in the future, decide to assess this fee. Should the state impose an annual device fee, it may have a significant effect on business.

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

MATERIAL AGREEMENTS

         HYATT SETTLEMENT AND RELEASE AGREEMENT.

         On December 13, 2002, we filed a motion for court approval of the rejection of the Hyatt Management Agreement. On April 10, 2003, the Company executed the Hyatt Settlement and Release Agreement with Hyatt Gaming, which provided for the rejection of the Hyatt Management Agreement, the transition of management of the Casino to the Company, the fixing of the amount and priority of Hyatt Gaming's claims in the Chapter 11 Case (including the claims based on the Second Mortage Note and the rejection of the Hyatt Management Agreement), and the treatment of Hyatt Gaming's claims under a plan of reorganization.

         Pursuant to the Hyatt Settlement and Release Agreement, Hyatt Gaming holds an allowed unsecured claim in the Chapter 11 Case in the aggregate amount of $18,413,243.68 (the amount of $18,318,368.49 set forth in the Hyatt Settlement and Release Agreement plus an additional $94,875.19 in incentive management fees from the Petition Date through May 13, 2003); provided, however, that in the event that the value of the Company's assets exceed the value of the liens senior to the Second Mortgage Note (including the liens of the Black Hawk BID, PCL, the FF&E Lender and the First Mortgage Noteholders), Hyatt Gaming's claim based on the Second Mortgage Note will be secured to such extent. On April 25, 2003, the Bankruptcy Court entered an order approving the Hyatt Settlement and Release Agreement. On May 14, 2003, we assumed management of the Casino and the Casino name was changed to the Mountain High Casino. The treatment of Hyatt Gaming's allowed claim (including certain changes to such treatment that Hyatt Gaming asserts are in violation of the Hyatt Settlement Agreement and to which Hyatt Gaming has not consented) is reflected in the Plan of Reorganization (as defined below). Hyatt Gaming has indicated that, in addition to its pre-petition claims against the Company, it may assert an administrative claim in the Chapter 11 Case for damages arising from alleged breaches of the terms of the Hyatt Settlement and Release Agreement. A copy of the Hyatt Settlement and Release Agreement is attached hereto as Exhibit 10.31.

         FF&E SETTLEMENT AGREEMENT

         On or about February 19, 2003, we entered into the FF&E Stipulation with the FF&E Lender pursuant to which all issues between the Company and the FF&E Lender concerning the amount and priority of the FF&E Lender's claim and the treatment of such claim under a plan of reorganization were resolved. On June 24, 2003, the Company filed an Amended Stipulation Regarding (1) Allowance and Payment of Secured Claim of David R. Belding; and (2) Mutual Release of Claims Relating to Disputes Over Funds in Wells Fargo Bank Account (the "FF&E Settlement Agreement"), which was approved by the Bankruptcy Court by order entered June 30, 2003. The FF&E Settlement Agreement provides, among other things, that the FF&E Lender will receive payments of up to $500,000 per month during the Chapter 11 Case and will be paid certain amounts on the effective date of a plan of reorganization. After the approval of the FF&E Settlement Agreement by the Bankruptcy Court, the Company and the FF&E Lender agreed to more favorable treatment to the Company, including a reduction in the required effective date payment to the FF&E Lender and a one-year extension on the repayment of the amounts due to the FF&E Lender, which treatment is reflected in the Plan of Reorganization.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

         You should carefully consider the following risks, together with all other information included in this Annual Report. The realization of any of the risks described below could have a material adverse effect on our business, results of operations and future prospects.

         IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act. In addition, we may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the "Commission"), in press releases and in reports to shareholders. The forward-looking statements included in this Annual Report are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on the following assumptions: the Plan of Reorganization or a plan substantially similar thereto submitted by us will be approved by the Bankruptcy Court, market conditions affecting the Casino will not change materially or adversely, that we will retain key management personnel, that our forecasts will accurately anticipate market demand and that there will be no further material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         WE HAVE FILED A PLAN OF REORGANIZATION WITH THE BANKRUPTCY COURT WHICH REQUIRES APPROVAL TO EMERGE FROM CHAPTER 11. On November 20, 2003 we filed the Plan of Reorganization with the Bankruptcy Court. The Plan of Reorganization is subject to Bankruptcy Court approval, as well as the acceptance by our creditors and equity holders. The Plan of Reorganization may not receive the requisite acceptance by creditors and equity holders or the Bankruptcy Court may not confirm the proposed plan. Moreover, even if the Plan of Reorganization receives the requisite acceptance by creditors and equity holders and is ultimately approved by the Bankruptcy Court, the Plan of Reorganization may not be viable. In addition, due to the nature of the reorganization process, actions may be taken by creditors or other parties in interest that may have the effect of preventing or unduly delaying confirmation of the Plan of Reorganization. Accordingly, there can be no assurance as to whether or when the Plan of Reorganization may be approved by the creditors or equity holders or confirmed by the Bankruptcy Court in the Chapter 11 Case.

         WE MAY NOT RECEIVE THE APPROVALS NECESSARY TO CONFIRM THE PLAN. Section 1129 of the Bankruptcy Code, which sets forth the requirements for confirmation of the Plan of Reorganization, requires, among other things, a finding by a Bankruptcy Court that:

         - the confirmation of a plan is not likely to be followed by the need for further reorganization;

         - all claims and interests have been classified in compliance with the provisions of section 1122 of the Bankruptcy Code; and

         - each holder of a claim or equity interest within each impaired class has voted to accept the plan or has received or retained under the plan, cash or property of a value, as of the date the plan becomes effective, that is not less than the value such holders would receive or retain if the debtor were liquidated under Chapter 7 of the Bankruptcy Code.

         We can give no assurance that the Bankruptcy Court will conclude that these tests and the other requirements of section 1129 of the Bankruptcy Code have been met with respect to the Plan of Reorganization. We can also give no assurance that further modifications to the Plan of Reorganization would not be required for confirmation, or that such modifications would not require us to recirculate the Plan of Reorganization to solicit approval of the modified Plan of Reorganization. Any requirement to resolicit approvals would delay implementation of the Plan of Reorganization, which we believe would adversely affect our investors.

         We believe that the Plan of Reorganization meets all of the requirements for confirmation thereof, including, in particular, that if the Plan of Reorganization is confirmed it will not be followed by the need for further financial reorganization of the Company and that our creditors and investors whose interests are considered impaired will receive value under the Plan of Reorganization that is greater than the value they would receive if we were liquidated under chapter 7 of the Bankruptcy Code. However, we can give no assurance that the Bankruptcy Court will reach the same conclusions.

         In addition, the confirmation and effectiveness of the Plan of Reorganization is also subject to certain conditions. We can give no assurances that these conditions will be satisfied or waived or that any necessary consent will be obtained.

         Failure of confirmation of the Plan of Reorganization by the Bankruptcy Court would likely result in a sale of some or all of our business operations, a conversion of the Chapter 11 Case to a case under Chapter 7 of the Bankruptcy Code or the proposal of a different plan of reorganization.

         OUR FINANCIAL STATEMENTS ASSUME WE WILL CONTINUE AS A "GOING CONCERN." Based on current and anticipated levels of operations and assuming confirmation of the Plan of Reorganization, we believe that we will continue as a "going concern." Accordingly, our financial statements included herein have been prepared assuming we will continue as a "going concern." The continuation of the Company as a "going concern" is contingent upon, among other things, (i) the approval of the Plan of Reorganization by parties required by the Bankruptcy Code and be confirmed by the Bankruptcy Court, and (ii) our ability to generate sufficient cash flows from operations to meet future obligations. These matters create substantial doubt about our ability to continue as a "going concern." If the "going concern" basis was not appropriate for the Company's financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

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

         THE ADEQUACY OF OUR CAPITAL RESOURCES IS LIMITED AND WE HAVE LIMITED ACCESS TO ADDITIONAL FINANCING. In addition to the cash requirements necessary to fund ongoing operations, we currently are incurring and anticipate that we will continue to incur significant professional fees and other restructuring costs in connection with the Chapter 11 Case and the restructuring of our operations. However, as a result of the uncertainty surrounding our current circumstances, it is difficult to predict our actual liquidity needs at this time. Although, based on current and anticipated levels of operations, and efforts to increase the number of gaming patrons and customers to the Casino, we believe that our cash flow from operations will be adequate to meet our anticipated cash requirements during the pendency of the Chapter 11 Case, ultimately such amounts may not be sufficient to fund operations until such time as a plan of reorganization is confirmed by the Bankruptcy Court. In the event that cash flows are insufficient to meet future cash requirements, we may be required to reduce planned capital expenditures or seek additional financing. We can provide no assurance that reductions in planned capital expenditures would be sufficient to cover shortfalls or that additional financing would be available or, if available, offered on acceptable terms. As a result of the Chapter 11 Case and the circumstances leading to the filing thereof, our access to additional financing is, and for the foreseeable future will likely continue to be limited. As the foregoing indicates, our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization is confirmed by the Bankruptcy Court in the Chapter 11 Case.

         THE REORGANIZATION WILL REQUIRE SUBSTANTIAL EFFORT BY MANAGEMENT. Our senior management has been and will continue to be required to expend a substantial amount of time and effort in connection with the reorganization process. By expending time focusing upon the reorganization effort, management is unable to focus 100% on our operations which could have a disruptive effect upon operation of our business.

         IF THE REORGANIZATION PLAN IS APPROVED BY CREDITORS AND EQUITY HOLDERS AND SUBSEQUENTLY CONFIRMED BY THE BANKRUPTCY COURT, WE WILL STILL REQUIRE A SIGNIFICANT AMOUNT OF CASH TO SERVICE OUR DEBT AND CONTINUE OPERATIONS. In the Chapter 11 Case there have been 126 proofs of claim filed, representing in excess of $160 million in claims against us. Our inability to generate adequate cash prior to and after the approval of the Plan of Reorganization may impact our ability to repay our restructured debt obligations. Our ability to make payments on our restructured debt obligations will depend on our ability to generate cash and secure financing if needed in the future.

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

         In addition, note holders who are also holders of our common stock, whether by the exercise of a detachable warrant or by any other means, will at least be required to submit a limited owner application, which will be reviewed by the Colorado Gaming Commission and the Division of Gaming. The current policy of the Colorado Gaming Commission and the Division of Gaming does not require shareholders who are institutional investors to submit to a full background investigation regarding their suitability. The Colorado Gaming Commission and the

Division of Gaming could change that policy at any time and require institutional investors to undergo background investigations.

         Holders of our common stock are required to submit owner applications, which are reviewed by the Colorado Gaming Commission and the Division of Gaming. Despite current policy, the Colorado Gaming Commission and the Division of Gaming have the authority to require any person who is one of our shareholders and any of our executive employees or agents having the power to exercise a significant influence over decisions concerning any part of the operation of the Casino to undergo a full background investigation, regardless of whether the shareholder is an institutional investor and regardless of the number of shares held, which could further delay the gaming application process.

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

         WE FACE COMPETITION FROM OTHER GAMING OPERATIONS AND OTHER FORMS OF GAMING THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE OPERATIONS. As described under "Competition," we operate in a very competitive environment. Certain of our current and future competitors have or may have more gaming experience than we do.

         Casinos offering hotel accommodations for overnight stay may have a competitive advantage over the Casino. The number of hotel rooms currently in Black Hawk is approximately 287, with the Lodge at Black Hawk providing 50 and the Isle of Capri providing 237. In addition, Fortune Valley Hotel and Casino, located in Central City, has 118 hotel rooms. Isle of Capri recently announced plans to expand the Colorado Central Station Casino, adding casino space and hotel rooms with the completion of the project scheduled for the end of 2005. This expansion could attract gaming patrons and customers who are currently patrons of the Casino. If this happens, it could material adverse effect upon the Casino.

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

         CONSTRUCTION OF NEW ROADWAY FROM CENTRAL CITY OF INTERSTATE 70, Historically, Black Hawk has enjoyed an advantage over Central City because the majority of customers have to drive by and through Black Hawk to reach Central City. However, on October 3, 2003, Central City began construction of a new four-lane road from Interstate 70 at hidden valley directly into downtown Central City. Upon completion, this roadway will allow drivers to reach Central City without driving through Clear Creek Canyon and Black Hawk. The new roadway may attract patrons and customers of the Casino to casinos located in Central City, which may have a material adverse effect upon us.

         WE HAVE NO EXPERIENCE IN THE OPERATION OF A CASINO. From December 21, 2001 until May 14, 2003, Hyatt Gaming managed the Casino. On May 14, 2003, we assumed management of the Casino. Prior to this date, we had no experience in the operation of a casino. While we have several employees including Timothy G. Rose, the president of Windsor Woodmont and our recently hired general manager Sean Sullivan of the Casino, both who have significant experience in the operations of casinos, Windsor Woodmont, as an entity, has no experience in the operations of a casino. If we are unable to continue to efficiently manage the operations of the Casino it will have a material adverse effect upon us.

         DEPENDENCE UPON REPEAT CORE CUSTOMERS. Management of the Company believes that approximately 90% of our business is from repeat core customers. There can be no assurance that these customers will continue to come to the Casino or game at current levels in the future. The loss of a significant number of these repeat core customers, or a significant reduction in their gaming activities at the Casino, would have a material adverse effect upon the Company.

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

         Although the government agencies responsible for analyzing such claims have been reluctant to adversely affect ownership rights that have been treated as settled, occasional claims based on asserted mining rights have been made adverse to the interests of casino developments and other property in Black Hawk. These mining claims may be raised in respect of the land we own in Black Hawk. If raised, these claims or similar challenges to title could distract our management and could force us to make payments to settle the claims. We have obtained title insurance which we believe will protect us against such claims.

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

         ADDITIONAL LEGALIZATION OF GAMING IN COLORADO OR THE IMPOSITION OF A TAX ON GAMING REVENUES COULD ADVERSELY EFFECT OUR BUSINESS. Additional legalization of gaming in or near any area from which the Casino is expected to draw customers would adversely affect the Casino's business. Colorado law requires statewide voter approval for any expansion of limited gaming into additional locations and depending on the authorization approved by the statewide vote, may also require voter approval from the locality in question. Several attempts have been made by various parties in recent years to expand gaming in Colorado, including an amendment in November 2003 to include Video Lottery Terminals in dog tracks located along the front range of Colroado. However, to date none of this legislation has been passed. However, there can be no assurance that such legislation will not be implemented in Colorado. If such legislation is approved by the Colorado legislature or Colorado voters, it could likely have a material adverse impact on our future operating results.

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

ITEM 2. PROPERTY

         BLACK HAWK, COLORADO.

         We own the Mountain High Casino, a casino located in Black Hawk, Colorado. The land we own upon which the Casino is situated is comprised of approximately 106 acres of land located at the intersection of Richman Street and Highway 119 in Black Hawk. The tract of land upon which the actual Casino is located is comprised of an approximately 5.7 acre parcel, on which our new Casino was constructed in 2001. The Casino includes 425,000 square feet of space, including 57,000 square feet is currently used for gaming, parking for approximately 1,450 vehicles, three restaurants including: the Steakhouse at the Mountain High Casino, a steak and seafood restaurant, the Kitchens of the World Action Buffet, a high quality action-station buffet, a Wolf Gang Puck's Express restaurant and a food court featuring various quick service food offerings. In addition, the Casino includes an indoor/outdoor plaza area featuring Starbucks Coffee and a gift shop.

ITEM 3. LEGAL PROCEEDINGS

         We are involved in certain legal proceedings, claims and litigation, including those described below. Further, we may become involved in other such proceedings in the future. The results of legal proceedings cannot be predicted with certainty. Except as otherwise indicated below, management does not believe that we have potential liability related to any current legal proceedings and claims that would have material adverse effect on our financial condition, liquidity or results of operations. As of the result of the Chapter 11 Case, except where noted, legal proceedings are stayed. For a complete description of our Chapter 11 Case, see "Proceedings under Chapter 11 of the Bankruptcy Code."

         First Place LLC filed a lawsuit against the Company generally asserting that it has an ownership interest in a small sliver of property upon which the Company has built and is operating the Mountain High casino. The property which First Place contends it has an ownership in consists of approximately 6,000 square feet. The Company timely referred the issue to its title insurance company, First American Title. The Company has a $33.5 million owner's title insurance policy with First American. First American has advised the Company that the claim will be covered by the Company's title insurance and the title insurance company has been and is vigorously defending the claim. After a trial in June, 2002, the trial court determined that First Place does have an ownership interest in a strip of property containing approximately 3,000 square feet which the Company believed it owned. Certain post trial motions had been granted and were pending final determination by the Court at the time of the Chapter 11 filing. On August 7, 2003, the Bankruptcy Court entered an order lifting the automatic stay, thus allowing this case to proceed to conclusion in the state courts. On September 12, 2003, the state trial court liquidated the First Place claim, based upon application of the "relative hardship" doctrine, in the amount of $73,500 and decreed that upon payment of that amount the Company would own the 3,000 square feet. First Place has appealed this case to the Colorado Court of Appeals and it is anticipated the appeal will be concluded in late 2004 or early 2005. We do not anticipate that there will be any financial exposure to the Company with respect to this claim, and fully expects that this claim will be resolved by and at the expense of First American Title.

         PCL Construction Services, Inc. acted as the general contractor for the Company in the construction of the Black Hawk Casino by Hyatt project. The Substantial Completion Date for the project was originally to have been October 29, 2001 and was subsequently amended by Change Order to November 15, 2001. In fact, construction of the casino was not at a point where the casino could open for business until December 20, 2001 and certain components of the project were not completed until early 2002. In early 2002, PCL and its subcontractors claimed to be owed an aggregate of approximately $7,200,000 on the project, recorded mechanic's liens and filed mechanic's lien foreclosure and breach of contract litigation against the Company. The Company filed litigation against PCL for PCL's misrepresentations and contractual breaches concerning completion of the project. This litigation was not at issue with all parties as of the date of the Chapter 11 filing and has been stayed. The Company and PCL engaged in extensive settlement discussions starting in January, 2003 and entered into a settlement agreement in May 2003. The Bankruptcy Court approved the agreement on July 7, 2003. Under the agreement, the Company agreed to pay PCL and its subcontractors a total of $4.5 million, $2.3 million of which was paid July 28, 2003, $1.4 million of which was paid in January 2004, $400,000 to be paid in October 2004, and $400,000 to be paid in April 2005.

         Paul Steelman was the project architect for the Black Hawk Casino by Hyatt project. Paul Steelman claims that it is owed an additional approximately $200,000 for architectural work performed at the project. The Company believes that it does not owe Paul Steelman the $200,000 and further believes that Paul Steelman owes the Company approximately $2,000,000 for Paul Steelman's failure to properly prepare and complete architectural plans and specifications for the project in a timely fashion. Prior to the Chapter 11 filing, the Company and Steelman had entered into a Dispute Resolution Agreement providing for mediation, to be followed by binding arbitration, if necessary. The Company and Steelman filed a stipulated motion lifting the stay from this dispute and allowing its determination by Dispute Resolution Agreement, and an order approving the motion was entered in May 2003. Mediation between the Company and Steelman did not result in a resolution of these claims and a binding arbitration of the claims is scheduled for September 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted by us to a vote of our security holders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION. Our common stock has not been registered under the Securities Act and there is no public trading market for our common stock.

         HOLDERS. As of April 2, 2004 there were 51 holders of record of our common stock.

         DIVIDENDS. No dividends have been declared or paid on our common stock and we do not intend to pay a dividend on shares of our common stock in the future. In addition, the payment of cash dividends on our common stock is subject to any preferences which may be applicable to our Series A and Series B preferred stock and our ability to declare dividends on our common stock is restricted by the terms of our Series B preferred stock. In addition, the Hyatt Settlement and Release Agreement limits our ability to pay dividends. The indenture governing our First Mortgage Notes also limits our ability to pay dividends. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future. Further, there can be no assurance that our proposed operations will generate the funds needed to declare a cash dividend or that we will have legally available funds to pay dividends. In addition, we may fund part of our operations in the future from indebtedness, the terms of which may prohibit or restrict the payment of cash dividends. If a holder of common stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock. See Item 1, "Description of Business -- Regulatory Structure - Gaming Licenses."

         VOLUNTARY STOCK OPTION EXCHANGE. On January 29, 2003, the Company entered into voluntary stock option exchange agreements (the "Option Exchange Agreements") to exchange outstanding options to purchase shares of our the Common Stock granted under the 2000 Stock Incentive Plan held by eligible employees or eligible directors for new options under the same option plans. The Option Exchange Agreements required an optionee to cancel and terminate their old stock options previously granted to the optionee with the result that the same number of new options with a exercise price to be the fair market value of the Common Stock on a new grant date exactly six months and one day after the date of the Option Exchange Agreements. Stock options to acquire a total of 95,000 shares of the Company's Common Stock with exercise prices ranging from $16.50 to $20.00 were exchanged under the Option Exchange Agreements. The Exchange Program was designed to comply with FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," for fixed plan accounting. As of the date of this Annual Report, the new stock options had not been granted under the Option Exchange Agreements.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected historical financial information has been derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto, and Management's Discussion and Analysis of Plan of Operation included elsewhere in this Form 10-K.

                                                                 FOR THE YEAR ENDED DECEMBER
                                                                 ---------------------------
Statement of Operations Data               2003            2002            2001            2000            1999
                                       ------------    ------------    ------------    ------------    ------------
Net Operating Revenues                 $ 55,567,444    $ 65,863,813    $  2,802,134               -               -
Operating Loss                               (4,237)       (849,642)     (4,044,577)   $   (317,316)   $   (435,900)
                                       ------------    ------------    ------------    ------------    ------------
Interest Income                              21,335         142,405       1,978,602       3,810,304               -
Interest Expense                         (2,419,914)    (16,774,290)     (5,839,058)     (8,834,934)       (240,500)
Change in Valuation of Warrants                   -       2,854,880               -         (12,536)              -
                                       ------------    ------------    ------------    ------------    ------------
Other Expense, net                       (2,398,579)    (13,777,005)     (3,860,456)     (5,035,166)       (240,500)
                                       ------------    ------------    ------------    ------------    ------------
Net Loss before Reorganization items     (2,402,816)    (14,626,647)     (7,905,033)     (5,354,312)       (676,400)
and Preferred Stock Dividends
Reorganization Items                     (8,716,907)     (4,762,559)              -               -               -
Preferred Stock Dividends                  (581,603)       (559,599)       (551,254)       (471,322)              -
                                       ------------    ------------    ------------    ------------    ------------
Loss Attributable to Common Stock      $(11,701,326)   $(19,948,805)   $ (8,456,287)   $ (5,771,804)   $   (676,400)
                                       ============    ============    ============    ============    ============
Loss Per Common Share                  $     (11.70)   $     (19.95)   $      (8.46)   $      (7.21)   $    (676.40)

Balance Sheet Data                           2003             2002            2001            2000            1999
                                             ----             ----            ----            ----            ----
Total Assets                           $123,389,308    $134,197,796    $152,931,820    $126,724,347    $ 31,380,573
Total Current Liabilities               154,370,768     154,135,233      22,217,138      10,403,260      36,360,573
Long Term Obligations                       713,720         713,720     131,989,258     109,534,004               -
Redeemable Preferred Stock                6,912,833       6,255,530       5,623,213       5,001,992               -
Stockholders' Equity (Deficit)         $(38,608,013)   $(26,906,687)   $ (6,897,789)   $  1,785,091    $ (4,980,041)

The following table sets forth certain summarized operating data for the periods indicated.

                                          Year Ended December 31,
                                       ----------------------------
                                           2003            2002          Increase (Decrease)
                                       ------------    ------------    ----------------------
Net Operating Revenues                 $ 55,567,444    $ 65,863,813    $(10,296,369)    -15.6%
Total Operating Expenses                 55,571,681      66,713,455     (11,141,774)    -16.7%
                                       ------------    ------------    ------------
Operating Loss                               (4,237)       (849,642)        845,405     99.50%
Add: Depreciation and Amortization        8,356,921       8,405,412         (48,491)     -0.6%
                                       ------------    ------------    ------------
EBITDA*                                $  8,352,684    $  7,555,770    $    796,914      10.5%
                                       ============    ============    ============    ======
EBITDA* Margin                                 15.0%           11.5%            3.5%
                                       ============    ============    ============

         1. EBITDA consists of earnings (loss) before interest, income taxes, depreciation and amortization. EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry. EBITDA and EBITDA Margin are not determined in accordance with generally accepted accounting principles. EBITDA should not be construed as an alternative to operating income, as an indicator of the Company's operating performance, as an alternative to cash flows from operating activities, or as a measure of liquidity. The Company's definition of EBITDA may not be identical to other companies'. The above table reconciles EBITDA to operating income included in the financial statements presented in
Item 1, Part 1.

         2. EBITDA margin is EBITDA as a percentage of net operating revenues.

         As a result of the major operational improvements implemented by the Company after assuming management of the casino from Hyatt Gaming, the EBITDA margin for the period June 1, 2003 through December 31, 2003 was 19.8% compared to 8.25% for the period January 1, 2003 through May 31, 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         On November 7, 2002, we filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. Under Chapter 11, we are operating our business as a debtor-in-possession. Under the Bankruptcy Code, actions to collect pre-petition indebtedness or enforce pre-petition contractual obligations, as well as most other pending actions against us or property of our estate, are stayed. On April 10, 2003, we entered into the Hyatt Settlement and Release Agreement with Hyatt Gaming whereby Hyatt Gaming holds certain allowed pre-petition unsecured claims in the Chapter 11 Case and the Hyatt Management Agreement was deemed rejected. On May 14, 2003, we assumed management of the Casino and the Casino's name was changed to the Mountain High Casino.

         Since the Company assumed management of the Casino on May 14, 2003, the new management team has implemented numerous cost saving and what management believes to be revenue enhancing programs including:

         - converted hundreds of slot machines to new programs of the City of Black Hawk market's most popular games

         - lowered the slot hold % on our slot machines mix to bring it in line with the City of Black Hawk market average

         - reconfigured the slot floor layout to improve flow and visibility

         -        created a VIP Players lounge on the casino floor

         -        shifted focus of marketing programs to higher volume players

         - added additional table games (poker and black jack) to accommodate increased number of players

         -        eliminated subsidized bus programs

         - instituted in-town city shuttle service directly to the Casino for the first time

         - secured lodging for VIP players through arrangement with the Gold Dust Lodge (renamed the Mountain High Casino Inn) located approximately two miles from the Casino

         - instituted demand-based scheduling resulting in significant labor efficiencies

         - consolidated or eliminated various management positions that has improved communication, and along with other labor saving initiatives, has allowed the Casino to reduce employee counts and related expenses

         - created a guest-driven culture for management and front-line employees

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements of Windsor Woodmont Black Hawk Resort Corp., including the respective notes thereto and other financial information included elsewhere in this Annual Report.

FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31,
2002

         Total operating revenues for the year ended December 31, 2003 was $59,284,608 ($55,567,444 net of promotional allowances). This included $52,351,744 in casino revenue, $5,980,324 in food and beverage revenue, and $952,540 of other revenue. This compares to total revenues for the year ended December 31, 2002 of $70,003,031 ($65,863,813 net of promotional allowances) and represented a decrease of 15.31% of total revenues (15.63% net of promotional allowances). This included $61,288,720 in casino revenue, $7,639,860 in food and beverage revenue, and $1,074,451 of other revenue. The reduced total operating revenues was primarily the result of reduced customer visits because of a general downturn in the Black Hawk gaming market.

         Casino operating expenses for the year ended December 31, 2003 totaled $30,522,177, including $9,555,363 in state and local gaming taxes and device fees. This compares to casino operating expenses for the year ended December 31, 2002 totaling $36,818,164, including $10,503,097 in state and local gaming taxes and device fees. This represents a decrease of 17.1% in casino expenses. The decrease is primarily due to reduced payroll and benefit costs, reduced gaming taxes, reduced rental expense associated with slot games operated under fee participation agreements, and reduced marketing costs. The gaming taxes were reduced due to reduced gaming revenue. Other casino operating expenses consist principally of salaries, wages and benefits, marketing costs, and other operating expenses of the casino.

         Food and beverage expenses for the year ended December 31, 2003 totaled $5,393,684, including $3,326,281 in cost of goods sold. This compares to food and beverage expenses for the year ended December 31, 2002 totaling $7,281,030, including $4,438,672 in cost of goods sold, representing a decrease of 25.92% in food and beverage expenses. The decrease is primarily due to reduced employees working within the Company's food and beverage area, which results in reduced payroll and benefit costs and reduced revenue associated with food and beverage which results in reduced cost of goods sold. Other food and beverage expenses consist principally of salaries, wages and benefits, and other operating expenses of the food and beverage operations.

         Other operating expenses for the year ended December 31, 2003 totaled $1,035,430 versus $1,928,632 for the year ended December 31, 2002, and consist of salaries, wages and benefits, contract entertainment expense, and other operating expenses. This represents a decrease of approximately 46.31% and is primarily due to reduced payroll and benefit costs and reduced expenditures related to contract entertainment.

         General and administrative expenses for the year ended December 31, 2003 totaled $9,584,307 versus $10,184,926 for the year ended December 31, 2002, and consist of salaries, wages and benefits, utilities, insurance, property taxes, contract services, maintenance and repairs, cleaning supplies, and other operating expenses. The net reduction represents a decrease of approximately 5.90% and is due to decreases in payroll and benefit costs and in contract services costs, partially offset by increases in utilities and property taxes.

         Depreciation and amortization expense for the year ended December 31, 2003 totaled $8,356,921 versus $8,405,412 for the year ended December 31, 2002. These expenses relate to property and equipment in service and vary with the addition or replacement of new items of property and equipment.

         Interest expense for the year ended December 31, 2003 totaled $2,419,914, including $237,295 in amortization of debt issuance costs. This compares to interest expense for the year ended December 31, 2002, which totaled $16,774,290, including $1,666,263 in amortization of debt issuance costs and represents a decrease of 85.57%. The reduction in interest expense is a result of interest not being accrued on the First and Second Mortgage Notes payable during the course of our bankruptcy proceedings, and the write-off at December 31, 2002 of unamortized debt discount and deferred financing costs related to the First and Second Mortgage Notes.

         Reorganization items for the year ended December 31, 2003 totaled $8,716,907. This includes costs incurred for legal, financial advisor services received in connection with our debt restructuring efforts, travel related expenses and other costs directly related to our debt restructuring efforts. It also includes the $5,000,000 damage claim incurred with the rejection of the Hyatt contract. This compares to reorganization items for the year ended December 31, 2002, which totaled $4,762,599 and represents and increase of approximately 83.03%.

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

FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31,
2001

         Our operating loss is derived from the operation of the Casino during the year ended December 31, 2002. Our other expense, net, consists of interest expense on our outstanding indebtedness, interest income on our restricted cash and income from the change in valuation of warrants.

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

LIQUIDITY AND CAPITAL RESOURCES

         Following is a schedule of Total Contractual Cash Obligations and Other Commercial Commitments as of December 31, 2003.

                                             Payments Due by Period
Contractual Obligations           Total      Less than 1 year        1-3 years        4-5 years      After 5 years
Long-term Debt (1)
Obligations                   $134,405,896     $134,405,896
Operating Leases              $    165,354     $     82,965          $ 82,389
Mountain High Inn(2)          $    669,167     $    401,500          $267,667
Total Contractual Cash
Obligations                   $135,240,417     $134,890,361          $350,056

     (1) Our First Mortgage Notes and Second Mortgage Notes have been classified as current because we are in default of the First Mortgage Notes and Second Mortgage Notes due to non-payment of interest.

     (2) Represents amounts paid to Blackhawk Development Corp. for hotel rooms.

         Under the Bankruptcy Code, actions to collect pre-petition indebtedness or enforce pre-petition contractual obligations, as well as most other pending actions against the Company or property of its estate are stayed. Therefore the commitments shown in the above table may not reflect actual cash outlays in the future periods.

         We generate cash flows from operating activities, as reflected on the Statements of Cash Flows. We believe that these cash flows reflect the impact of our management of the Casino and the success of our marketing programs and cost containment. During the fiscal year ended December 31, 2003, net cash flows provided by operating activities was $2,780,639, as compared to net cash flow used in operating activities of $1,817,559 during the fiscal year ended December 31, 2002.

         Cash flows used in investing activities during the fiscal year ended December 31, 2003 was $1,620,029 as compared cash flows provided by investing activities of $3,637,252. The $1,620,029 cash used in investing activities for the year ended December 31, 2003 is comprised principally of fixed asset additions of $1.6 million, payments of construction accounts payable of $2.3 million, less a use of restricted cash of $2.4 million. For 2002, cash provided by investing activities of $3,637,252 is comprised principally of proceeds from investments of $6.4 million plus use of restricted cash of $2.7 million less purchases of property and equipment of $3.3 million and payments of construction accounts payable of $2 million.

         Cash flows used in financing activities was $898,464 during the fiscal year ended December 31, 2003, as compared to $3,465,873 during the fiscal year ended December 31, 2002. The decrease was primarily the result of reduced payments of notes payable. For the fiscal year ended December 31, 2003, use of cash was solely for the payment of notes payable. For the fiscal year ended December 31, 2002, the $3,465,873 use of cash was for payment of notes payable of $3.4 million and deferred offering costs of $130,000.

         We use the cash flows generated by operations to fund operations. Our cash and cash equivalents totaled $8,283,104 at December 31, 2003, compared to $8,020,958 at December 31, 2002. After confirmation of a plan of reorganization, we believe that cash flow from operations and our existing cash balances will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements for our existing operations over the next 12 months. However, in the event that cash flow from operations and our existing cash balances are insufficient to meet our capital needs, there can be no assurance that any financing will be available, or that, if available, any such financing will be on favorable terms. In addition, we cannot assure you that our reasonably foreseeable liquidity needs are or will be accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

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

CRITICAL ACCOUNTING POLICIES

         In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that the Company believes are the most critical to an investor's understanding of the Company's financial results and condition and/or require complex management judgment have been expanded and are discussed below. Information regarding the Company's other accounting policies is included in Note 1 to the Company's financial statements.

         Financial Reporting by Entities in Reorganization Under the Bankruptcy Code - Because we are operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code, we follow the guidance of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7).

         Under SOP 90-7, the balance sheet of an entity in Chapter 11 distinguishes prepetition liabilities subject to compromise from those that are not and postpetition liabilities. Prepetition liabilities, including claims that become known after a petition is filed, are reported on the basis of the expected amount of the allowed claims in accordance with FASB Statement No. 5, "Accounting for Contingencies", as opposed to the amounts for which those allowed claims may be settled. In the statement of operations, revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported separately as reorganization items. Interest expense is reported only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed priority, secured or unsecured claim.

         The "fresh start" provisions of SOP 90-7 are applicable for entities whose plans have been confirmed by the court and have thereby emerged from Chapter 11. Accordingly, if we are successful in emerging out of Chapter 11, those provisions will be followed by the Company. The most significant of those provisions are as follows:

         - The reorganization value of the entity will be allocated to the entity's assets in conformity with the procedures specified by FASB Statement No. 141, Business Combinations. If any portion of the reorganization value cannot be attributed to specific tangible assets or identified intangible assets of the emerging entity, such amounts will be reported as goodwill in accordance with paragraph 6 of FASB Statement No. 142, Goodwill and Other Intangible Assets.

         - Each liability existing at the plan confirmation date, other than deferred taxes, will be stated at present values of amounts to be paid determined at appropriate current interest rates.

         - Deferred taxes will be reported in conformity with generally accepted accounting principles. Benefits realized from preconfirmation net operating loss carryforwards will first reduce reorganization value in excess of amounts allocable to identifiable assets and other intangibles until exhausted and thereafter be reported as a direct addition to paid-in capital.

         - Changes in accounting principles that will be required in the financial statements of the emerging entity within the twelve months following the adoption of fresh-start reporting will be adopted at the time fresh-start reporting is adopted.

         Revenue Recognition - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. The incremental amount of unpaid progressive jackpots is recorded as a liability and a reduction of casino revenue in the period during which the progressive jackpot increases. Promotional allowances reduce revenues in determining net operating revenue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At April 2, 2004, we did not have any derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Currently, our exposure to market risks results primarily from changes in interest rates. We do not use swaps or other interest rate protection agreements to hedge this risk.

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

         On January 14, 2003 we employed Grant Thornton LLP as our new independent accountants, which employment was approved by the Bankruptcy Court on February 6, 2003. During the preceding two fiscal years and through December 31, 2002, the Company had not consulted with Grant Thornton LLP regarding the matters described in, and required to be disclosed pursuant to Item 304(a)(2)(i) or Item 304(a)(2)(ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

         An evaluation was conducted under the supervision and with the participation of the Corporation's management, including Jerry L. Dauderman, the Company's Chief Executive Officer and Michael L. Armstrong, the Corporation's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, Mr. Dauderman and Mr. Armstrong concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         This item has been omitted from this Annual Report and is incorporated by reference to Windsor Woodmont Black Hawk Resort Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements

         The following financial statements of the Company are included in Part II, Item 8:

         Report of Independent Certified Public Accountants - Grant Thornton LLP

         Report of Independent Public Accountants - Arthur Andersen LLP
         Balance Sheets as of December 31, 2003 and 2002
         Statements of Operations for the years ended December 31, 2003, 2002 and 2001
         Statements of Comprehensive Loss for the years ended December 31, 2003, 2002 and 2001
         Statements of Redeemable Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001 Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
         Notes to Financial Statements

     2.  Financial Statement Schedules.

         Financial Statement Schedule II is included in Part II, Item 8. All other schedules are omitted because they are not applicable, not required or because the required information is included in the financial statements or the notes thereto.

      3. Exhibits.

         A list of the exhibits included as part of this Form 10-K is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

         (b)      Reports on Form 8-K for the Quarter ended December 31, 2003

         None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                    (Registrant)

Date: April 14, 2004           By: /s/ Jerry L. Dauderman
                                  ----------------------------------------------
                                  Jerry L. Dauderman, Chairman of the Board and Chief Executive Officer (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2004           /s/ Timothy G. Rose
                               -------------------------------------------------
                               Timothy G. Rose, Chief Operating Officer,
                               President and Director

Date: April 14, 2004           /s/ Irving C. Deal
                               -------------------------------------------------
                               Irving C. Deal, Director

Date: April 14, 2004           /s/ Michael L. Armstrong
                               -------------------------------------------------
                               Michael L. Armstrong, Executive Vice President,
                               Chief Financial Officer, Treasurer and Secretary
                               (principal financial officer)

Date: April 14, 2004           /s/ Garry Saunders
                               -------------------------------------------------
                               Garry Saunders, Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                             Page
                                                                                                             ----
Audited Financial Statements of Windsor Woodmont Black Hawk Resort Corp.:
     Report of Independent Certified Public Accountants - Grant Thornton LLP.....................             F-2
     Report of Independent Public Accountants - Arthur Andersen LLP..............................             F-3
     Balance Sheets..............................................................................             F-4
     Statements of Operations....................................................................             F-5
     Statements of Comprehensive Loss............................................................             F-6
     Statements of Redeemable Preferred Stock and Stockholders' Equity (Deficit).................             F-7
     Statements of Cash Flows....................................................................             F-8
     Notes to Financial Statements...............................................................             F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Windsor Woodmont Black Hawk Resort Corp.:

         We have audited the accompanying balance sheets of Windsor Woodmont Black Hawk Resort Corp. (Debtor-in-Possession) (a Colorado corporation) (The "Company") as of December 31, 2003 and 2002 and the related statements of operations, comprehensive loss, redeemable preferred stock and stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Windsor Woodmont Black Hawk Resort Corp. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 15, 2002, except for note 4, as to which the date is March 22, 2002.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Windsor Woodmont Black Hawk Resort Corp. (Debtor-in-Possession) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 1, the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, as a result of the bankruptcy filing, realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty and raise substantial doubt about the Company's ability to continue as a going concern. Management's plan concerning these matters is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GRANT THORNTON LLP

Denver, Colorado,
February 27, 2004

         The report that appears below is a copy of the report issued by the Company's previous independent auditor, Arthur Andersen, LLP, who has not reissued their report. That firm has discontinued performing auditing and accounting services.

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

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                                 BALANCE SHEETS

                                                                             December 31, 2003      December 31, 2002
                                                                             -----------------      -----------------
ASSETS
CURRENT ASSETS:
Cash                                                                         $       8,283,104      $       8,020,958
Cash and cash equivalents, restricted                                                       --              2,350,616
Accounts receivable                                                                    144,400                164,205
Inventories                                                                            225,805                330,804
Prepaid expenses                                                                     1,819,513              2,614,691
Other current assets                                                                    33,043                 12,298
                                                                             -----------------      -----------------
Total current assets                                                                10,505,865             13,493,572
Property and Equipment, net                                                        112,112,265            119,742,091
OTHER ASSETS:
Base stock inventories/uniforms, net of accumulated amortization                       103,335                142,191
Funds held in escrow and security deposits                                             374,041                288,845
Franchise Fees                                                                          40,000                 40,000
Deferred financing costs, net                                                          253,802                491,097
                                                                             -----------------      -----------------
TOTAL ASSETS                                                                 $     123,389,308      $     134,197,796
                                                                             =================      =================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Post-Petition Liabilities
  Trade accounts payable and accrued expenses                                $       3,430,973      $       2,190,962
  Accrued interest                                                                      49,882                332,389
  Other current liabilities                                                            901,754                 42,888
                                                                             -----------------      -----------------
Total Post Petition Liabilities                                                      4,382,609              2,566,239
                                                                             -----------------      -----------------
Pre-Petition Liabilities Subject to Compromise
  Current portion of long-term debt                                                134,405,896            130,304,360
  Trade accounts payable and accrued expenses                                        3,302,429              4,673,381
  Construction accounts payable                                                      2,200,000              5,364,118
  Accrued interest                                                                   8,437,558              9,584,859
  Other current liabilities                                                          1,642,276              1,642,276
                                                                             -----------------      -----------------
Total Pre-Petition Liabilities                                                     149,988,159            151,568,994
                                                                             -----------------      -----------------
Total current liabilities                                                          154,370,768            154,135,233
                                                                             -----------------      -----------------
NON CURRENT LIABILITIES
Warrants issued on common stock                                                        713,720                713,720
                                                                             -----------------      -----------------
Total non current liabilities                                                          713,720                713,720
                                                                             -----------------      -----------------
REDEEMABLE PREFERRED STOCK
Series A - 11% dividend, $100 per share liquidation value, 29,000 shares
  outstanding                                                                        2,900,000              2,900,000
Series B - 7% dividend, $100 per share liquidation value, 30,000 shares
  outstanding                                                                        1,903,055              1,827,355
Accrued dividends on preferred stock                                                 2,109,778              1,528,175
                                                                             -----------------      -----------------
Total redeemable preferred stock                                                     6,912,833              6,255,530
                                                                             -----------------      -----------------
Commitments and contingencies                                                               --                     --

STOCKHOLDERS' (DEFICIT)
Common stock, $0.01 par value, 10,000,000 shares authorized,
    1,000,000 shares outstanding                                                        10,000                 10,000
Additional paid in capital                                                          12,241,250             12,241,250
Accumulated Deficit                                                                (50,859,263)           (39,157,937)
                                                                             -----------------      -----------------
Total stockholders' (deficit)                                                      (38,608,013)           (26,906,687)
                                                                             -----------------      -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                $     123,389,308      $     134,197,796
                                                                             =================      =================

                        SEE NOTES TO FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                            STATEMENTS OF OPERATIONS

                                                                    For the Year Ended
                                                                       December 31,
                                                     ------------------------------------------------
                                                         2003               2002              2001
                                                     ------------      ------------      ------------
OPERATING REVENUES:
Casino                                               $ 52,351,744      $ 61,288,720      $  2,620,931
Food and beverage                                       5,980,324         7,639,860           268,154
Other                                                     952,540         1,074,451            42,054
                                                     ------------      ------------      ------------
                                                       59,284,608        70,003,031         2,931,139
Less: Promotional allowances                           (3,717,164)       (4,139,218)         (129,005)
                                                     ------------      ------------      ------------

Net operating revenues                                 55,567,444        65,863,813         2,802,134
                                                     ------------      ------------      ------------
OPERATING EXPENSES:
Casino                                                 30,522,177        36,818,164         1,028,125
Food and beverage                                       5,393,684         7,281,030           265,871
Other operating expenses                                1,035,430         1,928,632           290,681
General and administrative                              9,584,307        10,184,926           360,417
Start-up costs                                                 --                --         4,522,740
Management fees                                           679,162         2,095,291           132,247
Depreciation and amortization                           8,356,921         8,405,412           246,630
                                                     ------------      ------------      ------------

Total operating expenses                               55,571,681        66,713,455         6,846,711
                                                     ------------      ------------      ------------

Operating loss                                             (4,237)         (849,642)       (4,044,577)

OTHER INCOME (EXPENSE):
Interest income                                            21,335           142,405         1,978,602
Interest expense (excluding $14,853,330 in
    2003 and $2,237,594 in 2002 of post petition
    interest at contracted rates)                      (2,419,914)      (16,774,290)       (5,839,058)
Change in valuation of warrants                                --         2,854,880                --
                                                     ------------      ------------      ------------

Other expense, net                                     (2,398,579)      (13,777,005)       (3,860,456)
                                                     ------------      ------------      ------------
Loss before reorganization items
    and preferred stock dividends                      (2,402,816)      (14,626,647)       (7,905,033)

Reorganization items                                   (8,716,907)       (4,762,559)               --
                                                     ------------      ------------      ------------
Net loss before preferred stock dividends             (11,119,723)      (19,389,206)       (7,905,033)

Preferred stock dividends                                 581,603           559,599           551,254
                                                     ------------      ------------      ------------
Net loss attributable to common stock                $(11,701,326)     $(19,948,805)     $ (8,456,287)
                                                     ============      ============      ============
Loss per share
    Basic                                            $     (11.70)     $     (19.95)     $      (8.46)
    Diluted                                          $     (11.70)     $     (19.95)     $      (8.46)

Weighted Average Shares
    Basic                                               1,000,000         1,000,000         1,000,000
    Diluted                                             1,000,000         1,000,000         1,000,000

                        SEE NOTES TO FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                        STATEMENTS OF COMPREHENSIVE LOSS

                                                                                  For the Year Ended
                                                                                     December 31,
                                                                   ------------------------------------------------
                                                                      2003               2002             2001
                                                                   ------------      ------------      ------------
Net loss before preferred stock dividends                          $(11,119,723)     $(19,389,206)     $ (7,905,033)
  Reclassification adjustment for gains on securities included
      in net loss                                                            --           (60,093)         (226,593)
                                                                   ------------      ------------      ------------
Comprehensive loss                                                 $(11,119,723)     $(19,449,299)     $ (8,131,626)
                                                                   ============      ============      ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
   STATEMENT OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           Redeemable
                                                         Preferred Stock              Common Stock
                                                      ---------------------------------------------------
                                                      Shares       Amount          Shares        Amount
                                                      ------     ----------      ---------     ----------
Balance at December 31, 2000                          59,000     $5,001,992      1,000,000     $   10,000

Amortization of value of warrants attached to
    Series B preferred stock                              --         69,967             --             --
Preferred stock dividends                                 --        551,254             --             --
                                                      ------     ----------      ---------     ----------
Balance at December 31, 2001                          59,000      5,623,213      1,000,000         10,000

Amortization of value of warrants attached to
    Series B preferred stock                              --         72,718             --             --
Preferred stock dividends                                 --        559,599             --             --
                                                      ------     ----------      ---------     ----------
Balance at December 31, 2002                          59,000      6,255,530      1,000,000         10,000

Amortization of value of warrants attached to
    Series B preferred stock                              --         75,700             --             --
Preferred stock dividends                                 --        581,603             --             --
                                                      ------     ----------      ---------     ----------
Balance at December 31, 2003                          59,000     $6,912,833      1,000,000     $   10,000
                                                      ======     ==========      =========     ==========

                                                       Additional                            Other           Total
                                                         Paid In        Accumulated     Comprehensive   Stockholders' Equity
                                                        Capital          Deficit            Income           (Deficit)
                                                      ------------     ------------     -------------   --------------------
Balance at December 31, 2000                          $ 12,241,250     $(10,752,845)     $    286,686      $  1,785,091

Preferred stock dividends                                       --         (551,254)               --          (551,254)
Net loss                                                        --       (7,905,033)               --        (7,905,033)
Unrealized gain on investments available for sale               --               --          (226,593)         (226,593)
                                                      ------------     ------------      ------------      ------------
Balance at December 31, 2001                            12,241,250      (19,209,132)           60,093        (6,897,789)

Preferred stock dividends                                       --         (559,599)               --          (559,599)
Net loss                                                        --      (19,389,206)               --       (19,389,206)
Unrealized gain on investments available for sale               --               --           (60,093)          (60,093)
                                                      ------------     ------------      ------------      ------------
Balance at December 31, 2002                            12,241,250      (39,157,937)               --       (26,906,687)

Preferred stock dividends                                       --         (581,603)               --          (581,603)
Net loss                                                        --      (11,119,723)               --       (11,119,723)
                                                      ------------     ------------      ------------      ------------
Balance at December 31, 2003                          $ 12,241,250     $(50,859,263)     $         --      $(38,608,013)
                                                      ============     ============      ============      ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                            STATEMENTS OF CASH FLOWS

                                                                              For the Year Ended
                                                                                 December 31,
                                                               ------------------------------------------------
                                                                   2003              2002              2001
                                                               ------------      ------------      ------------
Cash flows provided by (used in) operating activities
  Net loss before preferred stock dividends                    $(11,119,723)     $(19,389,206)     $ (7,905,033)
  Adjustments to reconcile net loss before preferred
    stock dividends to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                 8,356,921         8,405,412           246,630
    Amortization of deferred financing costs                        237,295         1,450,434         1,431,699
    Amortization of debt discount                                        --           292,576           344,226
    Amortization of preferred stock discount                         75,700            72,718            69,967
    Write-off base stock inventory/uniforms                          33,092                --                --
    Change in valuation of warrants                                      --        (2,854,880)               --
    Accrued Hyatt settlement charge                               5,000,000                --                --
  Changes in working capital:
    Accounts receivable                                              19,805            59,306          (223,511)
    Inventories                                                     104,999           (48,059)         (282,745)
    Prepaid expenses                                                795,178          (746,806)         (859,704)
    Other current assets                                            (20,745)          (12,298)               --
    Trade accounts payable                                         (130,941)          253,631         6,610,712
    Accrued interest                                             (1,429,808)        5,940,342         1,547,427
    Other current liabilities                                       858,866         1,429,007           256,157
                                                               ------------      ------------      ------------
      Net cash provided by (used in) operating activities
        before reorganization items                               2,780,639        (5,147,823)        1,235,825
                                                               ------------      ------------      ------------
Cash flows from reorganization items:
    Payments made in connection with Chapter 11
      proceedings                                                        --        (1,008,181)               --
    Write-off unamortized debt/preferred stock discount                  --           897,794                --
    Write-off unamortized deferred finance costs                         --         3,440,651                --
                                                               ------------      ------------      ------------
      Net cash provided by (used in) in operating
         activities                                               2,780,639        (1,817,559)        1,235,825
                                                               ------------      ------------      ------------
Cash flows from investing activities:
  Increase in funds held in escrow                                  (85,196)          (53,694)         (185,151)
  Increase in base stock inventory/uniforms                         (23,292)          (90,478)         (284,344)
  Increase in franchise fees                                             --                --           (40,000)
  Increase in property and equipment                             (1,562,157)       (3,320,539)      (68,611,052)
  Decrease in cash - restricted                                   2,350,616         2,661,860        25,109,744
  Decrease in investments, cost                                          --         6,420,143        29,708,398
  Decrease in construction accounts payable                      (2,300,000)       (1,980,040)         (492,719)
                                                               ------------      ------------      ------------
      Net cash provided by (used in) investing activities        (1,620,029)        3,637,252       (14,795,124)
                                                               ------------      ------------      ------------
Cash flows from financing activities:
  Deferred offering costs incurred                                       --          (130,000)         (802,767)
  Proceeds from notes payable                                            --                --        23,800,000
  Payment of notes payable                                         (898,464)       (3,335,873)               --
                                                               ------------      ------------      ------------
      Net cash provided by (used in) financing activities          (898,464)       (3,465,873)       22,997,233
                                                               ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents                262,146        (1,646,180)        9,437,934
Cash and cash equivalents, beginning of year                      8,020,958         9,667,138           229,204
                                                               ------------      ------------      ------------
Cash and cash equivalents, end of year                         $  8,283,104      $  8,020,958      $  9,667,138
                                                               ============      ============      ============
Non Cash Items:
Construction in progress due to retainage                      $         --      $         --      $ (2,203,329)
Settlement of payables for construction that reduced
   capitalized buildings and improvements                      $    864,118      $         --      $         --
Supplemental Cash Flow Information:
Interest Paid                                                  $  2,597,444      $  8,948,240      $ 13,379,590

                        SEE NOTES TO FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION:

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

         The Company was a wholly owned shell company subsidiary of the LLC with no significant assets, liabilities or operating activity. In 2000, in connection with the issuance of the first mortgage notes and other financing transactions described in note 4, the LLC contributed all of its assets and liabilities to the Company in exchange for stock of the Company and the contribution has been accounted for as a recapitalization of entities under common control whereby the assets and liabilities are recorded at the historical cost basis of the LLC. The Company completed the development of the Project, and operated the Project under a management agreement with Hyatt Gaming Management, Inc. ("Hyatt Gaming") until assuming management of the project in May, 2003. The LLC's ownership in the Company was subsequently reduced through the refinancing of the LLC's debt by conversion into the Company's common stock and the issuance of additional common stock for cash.

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

         On December 13, 2002, we filed a motion for court approval of the rejection of the Hyatt Management Agreement. The rejection of the Hyatt Management Agreement eliminates the payment of the Hyatt Management fee, thereby reducing operating costs and increasing net income. On April 10, 2003, we entered into a settlement agreement with Hyatt Gaming Management, Inc. where they will not contest the rejection of the Hyatt Management Agreement (the "Hyatt Settlement and Release Agreement"). On April 25, 2003, the Bankruptcy Court entered an order approving the Hyatt Settlement and Release Agreement. On May 14, 2003, we assumed management of the casino and the casino name was changed to the Mountain High Casino.

         Pursuant to the Hyatt Settlement and Release Agreement, Hyatt Gaming holds an allowed unsecured claim in the Chapter 11 Case in the aggregate amount of $18,413,244 (the amount of $18,318,369 set forth in the Hyatt Settlement and Release Agreement plus an additional $94,875 in incentive management fees from the Petition Date through May 13, 2003); provided, however, that in the event that the value of the Company's assets exceed the value of the liens senior to the Second Mortgage Note (including the liens of the Black Hawk B.I.D., PCL Construction Services, Inc., the FF&E Lender and the First Mortgage Noteholders), Hyatt Gaming's claim based on the Second Mortgage Note will be secured to such extent. The unsecured claim is recorded in the financial statements through a $5,000,000 contract rejection claim in notes payable, second mortgage notes of $9,870,233 in notes payable, and the balance of the unpaid claims is included in trade accounts payable and accrued expenses. The treatment of Hyatt Gaming's allowed claim (including certain changes to such treatment that Hyatt Gaming asserts are in violation of the Hyatt Settlement Agreement and to which Hyatt Gaming has not consented) is reflected in the Plan of Reorganization (as defined below). Hyatt Gaming has indicated that, in addition to its pre-petition claims against the Company, it may assert an administrative claim in the Chapter 11 Case for damages arising from alleged breaches of the terms of the Hyatt Settlement and Release Agreement.

         On or about February 19, 2003, we entered into a stipulation with David
R. Belding, our furniture, fixture and equipment lender (the "FF&E Lender") pursuant to which all issues between the Company and the FF&E Lender

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                          NOTES TO FINANCIAL STATEMENTS

concerning the amount and priority of the FF&E Lender's claim and the treatment of such claim under a plan of reorganization were resolved. On February 19, 2003, the Company filed its Motion to Approve Stipulation Regarding (1) Allowance and Payment of Secured Claim of David R. Belding; and (2) Mutual Release of Claims Relating to Disputes Over Funds in Wells Fargo Bank Account (the "FF&E Stipulation"). Thereafter, objections to the FF&E Stipulation were filed by the First Mortgage Noteholders and PCL (as defined below), and SunTrust and the Unsecured Creditors Committee filed joinders to the objection filed by the First Mortgage Noteholders (PCL later withdrew its objection to the FF&E Stipulation). The objections asserted, among other things, that the initiation of an adversary proceeding may be required to obtain the relief sought in the FF&E Stipulation.

         The Company, the FF&E Lender, and the objecting parties agreed to proceed with the issues raised in connection with the FF&E Stipulation and the objections thereto by way of an adversary proceeding and such matter was converted to an adversary proceeding. Thereafter, the parties reached an agreement whereby the adversary proceeding on the FF&E Stipulation was held in abeyance and the issues relating to the FF&E Stipulation were resolved or reserved for a later date. On June 24, 2003, the Company filed an Amended Stipulation Regarding (1) Allowance and Payment of Secured Claim of David R. Belding; and (2) Mutual Release of Claims Relating to Disputes Over Funds in Wells Fargo Bank Account (the "FF&E Settlement Agreement"), which was approved by the Bankruptcy Court by order entered June 30, 2003. The FF&E Settlement Agreement provides, among other things, that the FF&E Lender will receive payments of up to $500,000 per month during the Chapter 11 Case and will be paid certain amounts on the effective date of a plan of reorganization. After the approval of the FF&E Settlement Agreement, the Company and the FF&E Lender agreed to more favorable treatment to the Company, including a reduction in the required effective date payment to the FF&E Lender and a one-year extension on the repayment of the amounts due to the FF&E Lender, which treatment is reflected in the Plan of Reorganization (as defined below).

         On August 6, 2003, we filed a Plan of Reorganization and a related disclosure statement with the Bankruptcy Court. See Note 12 - Plan of Reorganization.

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

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                          NOTES TO FINANCIAL STATEMENTS

Expenses and other items not directly related to ongoing operations are reflected separately in the statement of operations as reorganization items (see note 5).

         The filing of the Chapter 11 case by the Debtor (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the case, and (ii) served to accelerate, for purposes of allowance, all pre-petition liabilities of the Company, whether or not those liabilities were liquidated or contingent as of the Petition Date.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents, Restricted

         The Company considers all highly liquid investments with a maturity at the time of purchase of six months or less to be cash equivalents. At December 31, 2002, amounts were held in several trust accounts by Wells Fargo Bank (as cash disbursement agent) and were restricted in use to the development of the Black Hawk Casino by Hyatt in Black Hawk, Colorado or for the 13% First Mortgage Notes interest payments. Included in December 31, 2002 restricted cash equivalents were two certificates of deposit in the amounts of $919,718 and $526,776 which were pledged as collateral on two irrevocable letters of credit in like amounts which constitute required collateral for public improvements under the Subdivision Agreement and site remediation collateral for a bench excavation permit. The letter of credit in the amount of $919,718 expired April 30, 2002, and the letter of credit in the amount of $526,776 expired September 1, 2002. The restrictions on these accounts were released in connection with a settlement agreement between the Company and PCL Construction Services, Inc. ("PCL"), and the funds were paid to PCL under the terms of the settlement agreement. There were no cash equivalents, restricted at December 31, 2003.

Fair Value of Financial Instruments

         The Company calculates the fair value of financial instruments and includes this additional information in the notes to its financial statements when the fair value does not approximate the carrying value of those financial instruments. The Company's financial instruments include cash and cash equivalents and long-term debt. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing risk-adjusted discount rates. The Company's carrying value of financial instruments approximates fair value at December 31, 2003 and 2002, except for its debt, the fair value of which cannot be reasonably estimated because the Company is in Chapter 11.

Inventories

         Inventories consist of food and beverage, retail merchandise, and operating supplies and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

Property and equipment

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

         The Company reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, which is estimated as the difference between anticipated undiscounted future cash flows and carrying value, the carrying amount of the asset is

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                          NOTES TO FINANCIAL STATEMENTS

written down to its estimated fair value by a charge to operations. Fair value is estimated based on the present value of estimated future cash flows using a discount rate commensurate with the risk involved. Estimates of future cash flows are inherently subjective and are based on management's best assessment of expected future conditions. During 2001 FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". While SFAS No. 144 retains many of the provisions of SFAS No. 121, it provides guidance on estimating future cash flows to test recoverability, among other things. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

Warrants Issued on Common Stock

         Warrants issued in connection with the Company's various financing transactions (see Note 4), exercisable for $.01 per share, contain a "put option" permitting the warrant holder to redeem the warrant for cash. The value of the warrants were initially provided by the Company's Placement Agent, U.S. Bancorp Libra. The warrants issued with the first mortgage notes and second mortgage notes were valued at $1.64 million and $160,000, respectively. The warrants issued with the Series B preferred stock have been valued at $1.37 million. The value of warrants issued to the Placement Agent was $383,000. Due to the cash based put option features of the warrants, the total warrant value has been recorded as a liability in the accompanying balance sheets and recorded at fair value each reporting period. As of December 31, 2003 and 2002, a liability for the estimated fair market value of the warrants of $ 0.71 million was recorded in the accompanying balance sheets and a corresponding change in valuation of warrants of $2.85 million was recorded in the accompanying statement of operations for the year ended December 31, 2002.

Stock-Based Compensation

         In 2002 the Company adopted Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-based Compensation - Transition and Disclosure", which amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also provides alternative methods of transition for a voluntary change to fair value based methods of accounting which have not been adopted at this time. SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire that stock. The Company values stock-based compensation grants to non-employees at fair value.

         At December 31, 2003, the Company had two stock-based employee compensation plans, but awards had only been made under one of the plans. The Company accounts for the plans under the recognition and measurement principles of APB 25, and related Interpretations. No stock-based compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.


                                                             December 31,
                                            2003                 2002                2001
                                            ----                 ----                ----
Net Loss
As reported                             $  (11,701,326)     $  (19,948,805)     $   (8,456,287)
Employee stock-based compensation              (62,625)           (131,070)           (284,460)
                                        --------------      --------------      --------------
Pro forma                               $  (11,763,951)     $  (20,079,875)     $   (8,740,747)
                                        ==============      ==============      ==============

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                          NOTES TO FINANCIAL STATEMENTS

Basic loss per share
  As reported                           $       (11.70)     $       (19.95)     $        (8.46)
  Employee stock-based compensation             (  .06)             (  .13)              ( .28)
                                        --------------      --------------      --------------
Pro forma                               $       (11.76)     $       (20.08)     $        (8.74)
                                        ==============      ==============      ==============
Diluted loss per share
  As reported                           $       (11.70)     $       (19.95)     $        (8.46)
  Employee stock-based compensation             (  .06)             (  .13)              ( .28)
                                        --------------      --------------      --------------
Pro forma                               $       (11.76)     $       (20.08)     $        (8.74)
                                        ==============      ==============      ==============

As the Company's stock is not publicly traded, the fair value of each option was estimated on the grant date using the minimum value method (which excludes a volatility assumption), with the following assumptions (there were no grants during 2003):

                            2003      2002      2001
                            ----      ----      ----
Risk-free interest rate     N/A     4.88%     5.21%
Expected life in years      N/A     10 years  10 years
Dividend yield              N/A      0.0%      0.0%

Capitalized Interest

         The Company capitalized interest costs associated with the debt incurred in connection with the Project in accordance with Statements of Financial Accounting Standards No. 34 - "Capitalization of Interest Cost." Interest capitalization ceased once the Project was substantially complete on December 20, 2001. No interest was capitalized during 2003 and 2002. During the year ended December 31, 2001, $10,935,152 of interest costs was capitalized.

Funds Held in Escrow

         Funds held in escrow at December 31, 2003 and 2002 represent cash held by the Black Hawk Business Improvement District under various bond agreements associated with the construction of the Project.

Comprehensive Loss

         Comprehensive loss includes net loss and all other non-stockholder changes in equity, or other comprehensive loss. Elements of the Company's other comprehensive loss are reported in the accompanying statements of comprehensive loss and statements of redeemable preferred stock and stockholders' (deficit), and the cumulative balances of these elements consisted entirely of unrealized holding gains on securities.

Operating Segments

         The Company is managed in one segment, which is the casino operation in Black Hawk, Colorado.

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

Deferred Financing Costs

         Debt discount and issuance costs are capitalized and amortized using the effective interest rate method over the

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                          NOTES TO FINANCIAL STATEMENTS

term of the related debt. Unamortized debt discount and issuance costs related to the First Mortgage Notes and Second Mortgage Notes were written off at November 7, 2002 in connection with the bankruptcy filing, and the related valuation of these items at face value. The write-off of the unamortized balances was charged to reorganization items. Accumulated amortization, including costs written off in 2002, was $528,965 and $4,141,672 at December 31, 2003 and 2002, respectively.

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

Loss Per Share

         Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during the period. Diluted loss per share is based on the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options. Total common stock equivalents of 768,720, 863,720 and 846,720 for the years ended December 31, 2003, 2002 and 2001 were excluded from the diluted loss per share calculation because their effects would have been anti-dilutive.

Start-up Costs

         Start-up costs have been expensed as incurred. Start-up costs consist of salaries, benefits, training, marketing, licensing and other costs incurred in connection with the opening of the Project. During the fiscal year December 31, 2001, the Company incurred start-up costs of approximately $4.5 million.

Revenue Recognition

         Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Food and beverage operating revenues are recognized as services are performed. The incremental amount of unpaid progressive jackpot is recorded as a liability and a reduction of casino revenue in the period during which the progressive jackpot increases.

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

         Our players' club allows customers to earn certain complimentary products and/or cash based on the volume of the customers' gaming activity. The Company has recorded a liability for the estimated cost of the products and/or cash to be earned by customers. In accordance with EITF 00-22, the Company has recorded the charge for progress towards the complimentary services/cash rebates as a reduction of revenues, which totaled $3.2 million, $3.9 million and $.08 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Promotional Allowances

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                          NOTES TO FINANCIAL STATEMENTS

         In the fourth quarter of 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." EITF 00-14 requires that sales incentives be recorded as a reduction of revenue. The Company's policy relating to food and beverage and other non-casino revenues complies with EITF 00-14 and are reported as a reduction of revenues, which totaled $3.72 million, $4.14 million and $.13 million for the years ended December 31, 2003, 2002 and 2001, respectively. The estimated cost of providing such promotional allowances is included in casino expenses which totaled $1.96 million, $2.29 million, and $0.10 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Advertising

         The Company expenses advertising costs the first time the advertising takes place. Advertising expense, which is generally included in casino expenses, was $6.09 million, $7.61 million, and $0.13 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Recently Issued Accounting Standards

         Effective July 1, 2003 the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, including mandatorily redeemable preferred stock. Adoption of SFAS No. 150 had no effect on the Company's financial statements.

         The Company has reviewed all recently issued accounting pronouncements, including FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and does not believe that any of the pronouncements will have a material impact on its financial statements.

Reclassifications

         Certain amounts in the December 31, 2002 and 2001 financial statements have been reclassified to conform with the current year presentation.

2. GOING CONCERN CONSIDERATIONS

         The Company is currently operating under the jurisdiction of Chapter 11 of the United States Bankruptcy Code and the Court, and the continuation of the Company as a going concern is contingent upon, among other things, its ability to restructure successfully, including refinancing its debts, and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard.

         The Company intends to utilize the Chapter 11 process to reorganize its financial and operational affairs with the goal of preserving and enhancing the assets of the Company for the benefit of creditors and shareholders. The Company expects the business to operate as usual, our valued employees to be retained, and for our post-bankruptcy obligations to be satisfied.

         The Company's objective is to achieve the highest possible recoveries for all creditors and shareholders, consistent with the Company's ability to pay and to continue the operation of the Company's business. However, there can be no assurance that the Company will be able to attain these objectives or to achieve a successful reorganization. Further, there can be no assurance that the liabilities of the Company will not be found to exceed the fair value of its assets. This could result in claims being paid at less than 100% of their face value and the equity of the Company's shareholders being diluted or cancelled.

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

         The Company anticipates that substantially all liabilities of the Company as of the Filing Date will be resolved under one or more plans of reorganization to be proposed and voted on in the Case in accordance with the provisions of the Code. Although the Company intends to file and seek confirmation of such a plan or plans, there can be no assurance as to when the Company will file such a plan or plans, or that such plan or plans will be confirmed by the Court and consummated.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the filing of the Case, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                  December 31,
                                                            2003               2002
                                                        -------------      -------------
Property and equipment
    Land and land improvements                          $  17,915,989      $  17,915,989
    Buildings and improvements                             88,573,590         89,224,255
    Furniture, fixtures and equipment                      22,034,013         20,997,179
    Construction in progress                                  335,948             24,079
                                                        -------------      -------------
                                                          128,859,540        128,161,502
    Less: accumulated depreciation and amortization       (16,747,275)        (8,419,411)
                                                        -------------      -------------
    Net property and equipment                          $ 112,112,265      $ 119,742,091
                                                        =============      =============

4. NOTES PAYABLE

     Notes payable consisted of the following at December 31, 2003 and 2002:

                                                                           Principal Balance
                                                                            at December 31,
                                                                     -----------------------------
                                                                         2003             2002
                                                                     ------------     ------------
13% First Mortgage Notes, due March 15, 2005                         $100,000,000     $100,000,000
15.5% Second Mortgage Notes, due March 15, 2010                         9,840,233        9,840,233
HGMI contract rejection claim, unsecured (note 1)                       5,000,000               --
FF&E Note, interest at prime + 6.75% (10.75% and 11% at
     Dec. 31, 2003 and 2002)                                           17,012,798       17,680,006
Black Hawk Business Improvement District Bonds, original amount of $975,000 at 6% interest, due December 1, 2005 + original
    amount of $2,025,000 at 6.75% interest, due December 1, 2011        2,552,865        2,784,121
                                                                     ------------     ------------
                                                                     $134,405,896     $130,304,360
 Less current maturities                                              134,405,896      130,304,360
                                                                     ------------     ------------
 Long-term debt                                                      $         --     $         --
                                                                     ============     ============

         As described in Note 2 above, all of the Company's long-term debt became immediately due and payable as a result of the commencement of the Case, accordingly, long-term debt balances have been reclassified to current maturities. The Company is only paying interest on the Black Hawk Business Improvement District Bonds and the FF&E Note because they are the only fully secured creditors under the Bankruptcy Plan. The other notes are not fully secured and, in accordance with SOP 90-7, no interest is paid or accrued on those notes.

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

5. REORGANIZATION ITEMS

         Reorganization related items of $8,716,907 and $4,762,559 were incurred during the year ended December 31, 2003 and 2002, respectively. These include the following costs:

                                                        December 31, 2003     December 31, 2002
                                                        -----------------     -----------------
Debt restructuring efforts:
     Legal services                                     $       2,423,990     $         210,671
     Financial advisor services                                   643,410               169,618
     Other                                                        444,700                43,826
Hyatt damage claim (note 1)                                     5,000,000                    --
Costs to rebrand casino to Mountain High Casino                   128,744                    --
Write off of Hyatt branded merchandise and supplies                76,063                    --
Write off of unamortized debt discount and
     deferred financing costs related to the First
     Mortgage Notes and the Second Mortgage Notes                      --             4,338,444
                                                        -----------------     -----------------
Total Reorganization Items                              $       8,716,907     $       4,762,559
                                                        =================     =================

6. BENEFIT PLANS

         Prior to the rejection of the Hyatt Management Agreement, and the Company's assumption of the management of the casino on May 14, 2003, all casino employees were employees of Hyatt Gaming. Subsequent to May 14, 2003 the casino employees became employees of the Company, and in connection therewith, the Company adopted a 401(k) plan and health insurance plans for its employees.

401(k) Plan

         The Company maintains a defined contribution 401(k) plan which covers all employees who meet certain age and length of service requirements. Plan participants can elect to defer before-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company matches 50% of eligible participants' deferrals which do not exceed 5% of their salaries (subject to limitations imposed by the Internal Revenue Code). The Company's matching contributions were $60,405 for the year ended December 31, 2003.

Health Insurance Plan

         The Company maintains a qualified employee health insurance plan covering all employees who work an average of 32 hours or more per week on a regular basis. The plan, which is self-funded by the Company with respect to claims below a certain maximum amount, requires contributions from eligible employees and their dependants. The Company's contribution expense for the plan was approximately $484,000 for the year ended December 31, 2003.

7. REDEEMABLE PREFERRED STOCK

         As of December 31, 2003 and 2002, the Company has outstanding 29,000 shares of its preferred stock as "Series A" preferred stock and 30,000 shares of its preferred stock as "Series B" preferred stock. The holders of both the Series A and Series B preferred stock have no voting rights. The Series A preferred stock is non-convertible, accrues

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                          NOTES TO FINANCIAL STATEMENTS

cumulative, non-compounding dividends at the rate of 11% per annum and has a liquidation preference of $100 per share. Holders of the Series A preferred stock may require the Company to redeem their shares at a price per share equal to their liquidation preference plus accrued and unpaid dividends thereon at any time after the later of (1) one year after the First Mortgage notes are paid in full, whether at maturity or upon redemption or repurchase and (2) one year after the second mortgage notes issued to Hyatt Gaming are paid in full, whether at maturity or upon redemption or repurchase. The Series B preferred stock is non-convertible, accrues dividends on a cumulative basis, compounding quarterly at a rate of 7% per annum and has a liquidation preference of $100 per share. Holders of the Series B preferred stock may require the Company to redeem their shares at a price equal to their liquidation preference plus accrued and unpaid dividends thereon at March 15, 2015. In conjunction with the issuance of the Series B preferred stock, the Company also issued warrants for the purchase of 257,058 shares of the Company's common stock (see note 1 - warrants issued on common stock). The proceeds were allocated between the warrants and the Series B preferred stock on a relative fair value basis. The series B preferred stock discount resulting from the proceeds allocated to the warrants is being amortized over fifteen years (the period from issuance to the redemption date) using the effective interest method.

8. COMMITMENTS AND CONTINGENCIES

Gaming Regulation Licensing

         The Company's ability to conduct gaming operations in the State of Colorado is subject to the licensability and qualifications of the Company and its common stockholders. The Company received the required gaming licenses on September 20, 2001. Additionally, upon receipt of a gaming license, such licensing and qualifications are reviewed periodically by the gaming authorities in Colorado and there are no guarantees such licenses will be renewed. In September 2003, the Company received the required gaming license renewals, which expire September 20, 2004, at which time we will apply for license renewals.

Self-Funded Employee Health Care Insurance Program

         The Company's employee health care benefits is self-funded up to a maximum amount per claim. Claims in excess of this maximum amount are fully insured through a stop-loss insurance policy. Accruals are based on claims filed and estimates of claims incurred but not reported. At December 31, 2003, the Company's liabilities for unpaid and incurred but not reported claims totaled $0.3 million, and are included in accrued expenses in the accompanying balance sheets. While the total cost of claims incurred depends on future developments, in management's opinion, recorded reserves are adequate to cover the payment of future claims.

Legal Proceedings

         We are involved in certain legal proceedings, claims and litigation, including those described below. Further, we may become involved in other such proceedings in the future. The results of legal proceedings cannot be predicted with certainty. Except as otherwise indicated below, management does not believe that we have potential liability related to any current legal proceedings and claims that would have material adverse effect on our financial condition, liquidity or results of operations. As of the result of the Chapter 11 Case, except where noted, legal proceedings are stayed.

         First Place LLC filed a lawsuit against the Company generally asserting that it has an ownership interest in a small sliver of property upon which the Company has built and is operating the Black Hawk Casino by Hyatt. The property which First Place contends it has an ownership in consists of approximately 6,000 square feet. The Company timely referred the issue to its title insurance company, First American Title. The Company has a $33.5 million owner's title insurance policy with First American. First American has advised the Company that the claim will be covered by the Company's title insurance and the title insurance company has been and is vigorously defending the claim. After a trial in June, 2002, the trial court determined that First Place does have an ownership interest in a strip of property containing approximately 3,000 square feet which the Company believed it owned. Certain post trial motions had been granted and were pending final determination by the Court at the time of the Chapter 11 filing. On August 7, 2003, the Bankruptcy Court entered an order lifting the automatic stay, thus allowing this case to proceed to conclusion in the state courts. On September 12, 2003, the state trial court liquidated the First Place claim, based upon application of the "relative hardship" doctrine, in the amount of $73,500 and decreed that upon payment of that amount the Company would own the

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                          NOTES TO FINANCIAL STATEMENTS

3,000 square feet. First Place has appealed this case to the Colorado Court of Appeals and it is anticipated the appeal will be concluded in late 2004 or early 2005. We do not anticipate that there will be any financial exposure to the Company with respect to this claim, and fully expects that this claim will be resolved by and at the expense of First American Title.

         PCL Construction Services, Inc. acted as the general contractor for the Company in the construction of the Black Hawk Casino by Hyatt project. The Substantial Completion Date for the project was originally to have been October 29, 2001 and was subsequently amended by Change Order to November 15, 2001. In fact, construction of the casino was not at a point where the casino could open for business until December 20, 2001 and certain components of the project were not completed until early 2002. In early 2002, PCL and its subcontractors claimed to be owed an aggregate of approximately $7,200,000 on the project, recorded mechanic's liens and filed mechanic's lien foreclosure and breach of contract litigation against the Company. The Company filed litigation against PCL for PCL's misrepresentations and contractual breaches concerning completion of the project. This litigation was not at issue with all parties as of the date of the Chapter 11 filing and has been stayed. The Company and PCL engaged in extensive settlement discussions starting in January, 2003 and entered into a settlement agreement in May 2003. The Bankruptcy Court approved the agreement on July 7, 2003. Under the agreement, the Company agreed to pay PCL and its subcontractors a total of $4.5 million, $2.3 million of which was paid July 28, 2003, $1.4 million of which was paid in January 2004, $400,000 to be paid in October 2004, and $400,000 to be paid in April 2005.

         Paul Steelman was the project architect for the Black Hawk Casino by Hyatt project. Paul Steelman claims that it is owed an additional approximately $200,000 for architectural work performed at the project. The Company believes that it does not owe Paul Steelman the $200,000 and further believes that Paul Steelman owes the Company approximately $2,000,000 for Paul Steelman's failure to properly prepare and complete architectural plans and specifications for the project in a timely fashion. Prior to the Chapter 11 filing, the Company and Steelman had entered into a Dispute Resolution Agreement providing for mediation, to be followed by binding arbitration, if necessary. The Company and Steelman filed a stipulated motion lifting the stay from this dispute and allowing its determination by Dispute Resolution Agreement, and an order approving the motion was entered in May 2003. Mediation between the Company and Steelman did not result in a resolution of these claims and a binding arbitration of the claims is scheduled for September 2004.

Lease Commitments

         Minimum rental obligations under all non-cancelable operating leases with terms of one year or more as of December 31, 2003 are as follows:

          For the year ending December 31,
          --------------------------------
2004                                        $  82,965
2005                                           46,922
2006                                           35,467
2007                                               --
                                            ---------
                                            $ 165,354
                                            =========

         Rental expense for all operating leases for years ended December 31, 2003, 2002 and 2001 was $83,166, $70,230 and $264.

9. INCOME TAXES

         The benefit for income taxes attributable to net loss for the years ended December 31, 2003, 2002, and 2001 is as follows:

                           2003            2002            2001
                           ----            ----            ----
Current                      --              --              --
Deferred                     --              --              --
                           ----            ----            ----
Total Provision            $ --            $ --            $ --
                           ====            ====            ====

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                          NOTES TO FINANCIAL STATEMENTS

         The income tax benefit associated with the Company's net loss for the year ended December 31, 2003, 2002 and 2001 differs from the amount computed at the federal income tax statutory rate as a result of the following:

                                          2003              2002            2001
                                       -----------      -----------      -----------
Amount at statutory rate               $(3,780,707)     $(6,592,330)     $(2,687,711)
State income tax (benefit), net of
    Federal income tax benefit            (339,797)        (592,495)        (241,562)
Miscellaneous items                             --           22,481               --
Valuation allowance for deferred
      tax assets                         4,120,504        7,162,344        2,929,273
                                       -----------      -----------      -----------
Total Provision                        $        --      $        --      $        --
                                       ===========      ===========      ===========

         The components of the deferred taxes at December 31, 2003, 2002 and 2001 consisted of the following:

                                                    2003               2002              2001
                                                 ------------      ------------      ------------
Deferred tax assets - federal and state
    Net operating loss                           $ 19,365,493      $ 14,078,181      $  5,556,544
    Change in warrant valuation                            --                --             4,645
    Start-up costs                                  1,076,075         1,434,767         1,793,458
    Bond issue costs and bond discount                935,335         1,607,646                --
                                                 ------------      ------------      ------------
                                                   21,376,903        17,120,594         7,354,647
Less: Valuation allowance                         (18,041,961)      (13,921,457)       (6,759,113)
                                                 ------------      ------------      ------------
                                                    3,334,942         3,199,137           595,534
Deferred tax liabilities - federal and state
    Depreciation                                   (1,711,308)       (1,609,616)         (387,439)
    Change in warrant valuation                    (1,053,253)       (1,053,253)               --
    Accruals, reserves, and other                    (570,381)         (536,268)         (208,095)
                                                 ------------      ------------      ------------
      Net deferred tax asset                     $         --      $         --      $         --
                                                 ============      ============      ============

         As discussed in Note 1, prior to the Private Placement, the operations of the Company were associated with the LLC, which was a nontaxable entity. Consistent with SFAS 109, deferred tax assets and a corresponding valuation allowance of $ 1.6 million were recorded at the date the LLC contributed all of its assets and liabilities to the Company.

         At December 31, 2003, the Company had a net operating loss of $ 52.26 million, that expires at various dates through 2022. The use of these losses may be limited in the event of a change in control of the Company.

         At December 31, 2003, the Company believes that it is not more likely than not that any of its deferred tax assets are realizable because of the absence of accurate future projected taxable income. Accordingly, all deferred tax assets are fully reserved as of December 31, 2003.

10. RELATED PARTY TRANSACTIONS

         We have a financial consulting arrangement with one of our former directors. During the year ended December 31, 2001 this director earned $208,000 for services related to the FF&E loan from Wells Fargo Bank and provided $40,000 in additional services. Trade accounts payable and accrued expenses include $208,000 payable to this director at December 31, 2003 and 2002.

         Our former Secretary and director provided legal and professional services to the Company. During the year ended December 31, 2002, he provided $26,794 in legal services. During the year ended December 31, 2001, he provided $63,496 in legal services. Trade accounts payable and accrued expenses include $3,912 payable to this director at December 31, 2003 and 2002, respectively.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                          NOTES TO FINANCIAL STATEMENTS

11. STOCK INCENTIVE PLAN

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

         All options granted are exercisable at the grant date. A summary of stock option activity and weighted average exercise prices under the 2000 Stock Incentive Plan is as follows:

                                           Weighted
                                            Average
                               Number      Exercise
                              Of Shares     Price
                              --------     --------
Balance December 31, 2000      108,000      $16.50
Granted at market price         25,000      $25.00
Exercised                           --          --
Forfeited                           --          --
                              --------      ------
Balance December 31, 2001      133,000      $18.10
Granted at market price         17,000      $20.00
Exercised                           --          --
Forfeited                           --          --
                              --------      ------
Balance December 31, 2002      150,000      $18.31

Granted at market price             --          --
Exercised                           --          --
Forfeited                      (95,000)     $17.68
                              --------      ------
Balance December 31, 2003       55,000      $16.50
                              ========      ======

         The weighted average fair value and remaining contract life of options granted was $16.50, $18.31 and $18.10 and 6.3 years, 7.8 years and 8.6 years, respectively, for the fiscal years ended December 31, 2003, 2002, and 2001.

         On January 29, 2003, the Company entered into voluntary stock option exchange agreements (the "Option Exchange Agreements") to exchange outstanding options to purchase shares of our the Common Stock granted under the

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                          NOTES TO FINANCIAL STATEMENTS

2000 Stock Incentive Plan held by eligible employees or eligible directors for new options under the same option plans. The Option Exchange Agreements required an optionee to cancel and terminate their old stock options previously granted to the optionee with the result that the same number of new options with an exercise price to be the fair market value of the Common Stock on a new grant date exactly six months and one day after the date of the Option Exchange Agreements. Stock options to acquire a total of 95,000 shares of the Company's Common Stock with exercise prices ranging from $16.50 to $20.00 were exchanged under the Option Exchange Agreements. The Exchange Program was designed to comply with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," for fixed plan accounting. As of the date of this report, the new stock options had not been granted under the Option Exchange Agreement.

12. PLAN OF REORGANIZATION

         On August 6, 2003, we filed a Plan of Reorganization (the "Plan of Reorganization" or the "Plan") and a related disclosure statement (the "Disclosure Statement") with the Bankruptcy Court. On November 20, 2003, the Company filed its first amended Plan of Reorganization and its first amended Disclosure Statement. The Disclosure Statement is filed to provide information of a kind and in sufficient detail to enable a typical holder of claims or interests in a class impaired under the Plan to make an informed judgment about the Plan. To approve the form of disclosure statement, the Bankruptcy Court must determine that the Disclosure Statement contains "adequate information" to make an informed judgement in voting to accept or reject the Plan. Upon the Bankruptcy Court's findings that the Disclosure Statement contains "adequate information," we will be authorized to transmit the Plan and Disclosure Statement to holders of impaired claims in connection with the solicitation of votes under the Plan. Bankruptcy Court approval of the Disclosure Statement does not constitute a determination by the Bankruptcy Court as to the merits of the Plan or an indication that the Bankruptcy Court will confirm the Plan.

         If the Plan of Reorganization is confirmed by the Bankruptcy Court, substantially all pre-petition liabilities will be subject to restructuring. Any plan of reorganization is voted upon by creditors and equity holders and is subject to the approval of the Bankruptcy Court. A plan of reorganization must be confirmed by the Bankruptcy Court upon certain findings being made by the Bankruptcy Court as required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan or reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. There can be no assurance that the Plan of Reorganization will be confirmed by the Bankruptcy Court, or that any such plan will be consummated.

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

         At this time it is not possible to predict the effect of the Chapter 11 Case on our business, various creditors and equity security holders or when we will be able to conclude our Chapter 11 Case. Our future results are dependent upon, among other things, the confirmation and implementation of a plan of reorganization.

13. SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

                                                                     Year Ended December 31, 2003 - Quarter
                                              ------------------------------------------------------------------------------------
                                                 First             Second            Third             Fourth            Total
                                              ------------      ------------      ------------      ------------      ------------
Net operating revenues                        $ 13,777,706      $ 13,931,228      $ 14,963,103      $ 12,895,407      $ 55,567,444
Operating income (loss)                           (911,874)         (441,311)          918,400           430,548            (4,237)

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                          NOTES TO FINANCIAL STATEMENTS

Income (loss) from before reorganization
  items and preferred stock dividends           (1,523,114)       (1,043,776)          339,393          (175,319)       (2,402,816)
Reorganization items                              (910,413)       (6,441,806)         (734,093)         (630,595)       (8,716,907)
Net loss before preferred stock dividends       (2,433,527)       (7,485,582)         (394,700)         (805,914)      (11,119,723)
Preferred stock dividends                          142,613           144,399           146,261           148,330           581,603
Net loss attributable to
    common stock                                (2,576,140)       (7,629,981)         (540,961)         (954,244)      (11,701,326)
Loss per share
    Basic                                     $      (2.58)     $      (7.63)     $      (0.54)     $      (0.95)     $     (11.70)
    Diluted                                   $      (2.58)     $      (7.63)     $      (0.54)     $      (0.95)     $     (11.70)

                                                                     Year Ended December 31, 2002 - Quarter
                                              ------------------------------------------------------------------------------------
                                                 First             Second            Third             Fourth            Total
                                              ------------      ------------      ------------      ------------      ------------
Net operating revenues                        $ 16,940,655      $ 16,401,127      $ 18,347,586      $ 14,174,445      $ 65,863,813
Operating income                                   (73,946)         (630,575)          438,290          (583,411)         (849,642)
Loss from continuing operations before
  reorganization costs and preferred stock
  dividends                                    (4,789,6750)       (2,538,170)       (4,315,159)       (2,983,643)      (14,626,647)
Reorganization costs                                    --                --          (209,111)       (4,553,448)       (4,762,559)
Net loss before preferred stock dividends       (4,789,675)       (2,538,170)       (4,524,270)       (7,537,091)      (19,389,206)
Preferred stock dividends                          138,399           140,065           141,801           139,334           559,599
Net loss attributable to
    common stock                                (4,928,074)       (2,678,235)       (4,666,071)       (7,676,425)      (19,948,805)
Loss per share
    Basic                                     $      (4.93)     $      (2.68)     $      (4.67)     $      (7.68)     $     (19.95)
    Diluted                                   $      (4.93)     $      (2.68)     $      (4.67)     $      (7.68)     $     (19.95)

                                  EXHIBIT INDEX

Exhibit
 No.                                                Description
 ---                                                -----------
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

10.30(1)       Incentive Stock Option Plan

10.31          Hyatt Settlement and Release Agreement, dated April 10, 2003 by and between Windsor
               Woodmont Black Hawk Resort Corp. and Hyatt Gaming Management, Inc.

16.1(1)        Letter from PricewaterhouseCoopers re: change in certifying accountant

31.1           Certification of Principal Executive Officer pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

31.2           Certification of Principal Financial Officer pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

32.1           Certification of Principal Executive Officer and Chief Financial Officer Pursuant to
               18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------

(1) Filed as an exhibit to Windsor Woodmont Black Hawk Resort Corp.'s Registration Statement on Form S-4 filed July 12, 2000, as amended (File No. 333-41292), and incorporated herein by reference.