Form 10-Q
period 2004-03-31
WINDSOR WOODMONT BLACK HAWK RESORT CORP
filed 2004-05-21
CIK 1119040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                 to
                                ---------------    ---------------
 Commission File Number: 0-31737


                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Colorado                                       75-2740870
 ----------------------                      ----------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)


                      111 Richman St., Black Hawk, Colorado        80422
                     --------------------------------------       --------
                    (Address of principal executive offices)     (Zip Code)

                                  (303)582-3600
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 1,000,000 shares common stock outstanding May 17, 2004.
--------------------------------------------------------------------------------

                    Windsor Woodmont Black Hawk Resort Corp.
                                    Form 10-Q
                                      Index

Part I -- FINANCIAL INFORMATION

          Item 1.  Financial Statements
                   Condensed Balance Sheets, March 31, 2004 (unaudited)
                     and December 31, 2003                                   2
                   Condensed Statements of Operations for the three
                     months ended March 31, 2004 and 2003 (unaudited)        3
                   Condensed Statements of Cash Flows for the three
                     months ended March 31, 2004 and 2003 (unaudited)        4
                   Notes to Condensed Consolidated Financial Statements   5 - 10

          Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  11 - 13

          Item 3.  Quantitative and Qualitative Disclosures about
                    Market Risk                                             13

          Item 4.  Controls and Procedures                                  14

                          Part II - OTHER INFORMATION

          Item 1.  Legal Proceedings                                        15

          Item 2.  Changes in Securities and Use of Proceeds                15

          Item 3.  Defaults Upon Senior Securities                          15

          Item 4.  Submission of Matters to a Vote of Security Holders      16

          Item 5.  Other Information                                        16

          Item 6.  Exhibits and Reports on Form 8-K                         16



                                  WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                                (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                                          CONDENSED BALANCE SHEETS



                                                                           March 31, 2004
                                                                             (Unaudited)   December 31, 2003
                                                                            -------------    -------------
ASSETS
CURRENT ASSETS:
Cash                                                                        $   6,835,756    $   8,283,104
Accounts receivable                                                               156,706          144,400
Inventories                                                                       213,287          225,805
Prepaid expenses                                                                1,411,164        1,819,513
Other current assets                                                               32,403           33,043
                                                                            -------------    -------------
Total current assets                                                            8,649,316       10,505,865
Property and Equipment, net                                                   110,125,977      112,112,265

OTHER ASSETS:

Base stock inventories/uniforms, net of accumulated amortization                   97,525          103,335
Funds held in escrow and security deposits                                        347,743          374,041
Franchise Fees                                                                     40,000           40,000
Deferred financing costs, net                                                     194,096          253,802
                                                                            -------------    -------------
TOTAL ASSETS                                                                $ 119,454,657    $ 123,389,308
                                                                            =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:

Post-Petition Liabilities
  Trade accounts payable and accrued expenses                               $   2,043,256    $   3,430,973
  Accrued interest                                                                  9,395           49,882
  Other current liabilities                                                       883,215          901,754
                                                                            -------------    -------------
Total Post-Petition Liabilities                                                 2,935,866        4,382,609
                                                                            -------------    -------------
Pre-Petition Liabilities Subject to Compromise

  Current portion of long-term debt                                           133,221,836      134,405,896
  Trade accounts payable and accrued expenses                                   3,302,429        3,302,429
  Construction accounts payable                                                   800,000        2,200,000
  Accrued interest                                                              8,437,558        8,437,558
  Other current liabilities                                                     1,642,276        1,642,276
                                                                            -------------    -------------
Total Pre-Petition Liabilities                                                147,404,099      149,988,159
                                                                            -------------    -------------
Total current liabilities                                                     150,339,965      154,370,768
                                                                            -------------    -------------
NON CURRENT LIABILITIES

Long-term debt, less current portion                                                 --               --

Warrants issued on common stock                                                   713,720          713,720
                                                                            -------------    -------------
Total non current liabilities                                                     713,720          713,720
                                                                            -------------    -------------
REDEEMABLE PREFERRED STOCK

Series A - 11% dividend, $100 redemption value, 29,000 shares outstanding       2,900,000        2,900,000
Series B - 7% dividend, $100 redemption value, 30,000 shares outstanding        1,922,473        1,903,055
Accrued dividends on preferred stock                                            2,257,658        2,109,778
                                                                            -------------    -------------
Total redeemable preferred stock                                                7,080,131        6,912,833
                                                                            -------------    -------------
Commitments and contingencies                                                        --               --

STOCKHOLDERS' DEFICIT

Common stock, $0.01 par value, 10,000,000 shares authorized,

    1,000,000 shares outstanding                                                   10,000           10,000
Additional paid in capital                                                     12,241,250       12,241,250
Accumulated Deficit                                                           (50,930,409)     (50,859,263)
                                                                            -------------    -------------
Total stockholders' deficit                                                   (38,679,159)     (38,608,013)
                                                                            -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $ 119,454,657    $ 123,389,308
                                                                            =============    =============


                                 SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                                     2



                       WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                     (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                    CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                        For the Three Months Ended
                                                                 March 31,
                                                       ----------------------------
                                                           2004            2003
                                                       ------------    ------------
OPERATING REVENUES:
Casino                                                 $ 14,077,902    $ 12,964,834
Food and beverage                                         1,480,999       1,630,323
Other                                                       176,873         243,747
                                                       ------------    ------------
                                                         15,735,774      14,838,904
Less: Promotional allowances                               (909,938)     (1,061,198)
                                                       ------------    ------------

Net operating revenues                                   14,825,836      13,777,706
                                                       ------------    ------------

OPERATING EXPENSES:

Casino                                                    7,803,675       8,045,221
Food and beverage                                         1,253,724       1,340,336
Other operating expenses                                    148,436         304,535
General and administrative                                2,490,852       2,435,410
Management fees                                                --           477,637
Depreciation and amortization                             2,129,752       2,086,441
                                                       ------------    ------------

Total operating expenses                                 13,826,439      14,689,580
                                                       ------------    ------------

Operating Income (Loss)                                     999,397        (911,874)

OTHER INCOME (EXPENSE):

Interest income                                                  28          10,413
Interest expense                                           (571,584)       (621,653)
                                                       ------------    ------------
Other expense, net                                         (571,556)       (611,240)
                                                       ------------    ------------

Net income (loss) from operations before
  reorganization items and preferred stock dividends        427,841      (1,523,114)

Reorganization items                                        351,107         910,413
                                                       ------------    ------------
Net income (loss) before preferred stock dividends           76,734      (2,433,527)

Preferred stock dividends                                   147,880         142,613
                                                       ------------    ------------
Net loss attributable to
    common stock                                       $    (71,146)   $ (2,576,140)
                                                       ============    ============

Loss per share
    Basic                                              $      (0.07)   $      (2.58)
    Diluted                                            $      (0.07)   $      (2.58)

Weighted Average Shares
    Basic                                                 1,000,000       1,000,000
    Diluted                                               1,000,000       1,000,000


                     SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                         3



                                  WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                                (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                     For the Three Months Ended
                                                                              March 31,
                                                                      --------------------------
                                                                         2004           2003
                                                                      -----------    -----------
Cash flows used in operating activities
  Net income (loss) before preferred stock dividends                  $    76,734    $(2,433,527)
  Adjustments to reconcile net income (loss) before preferred stock dividends to net cash provided by operating
activities

    Depreciation and amortization expense                               2,129,752      2,086,441
    Amortization of deferred financing costs                               59,706         59,097
    Amortization of preferred stock discount                               19,418         18,645

  Changes in working capital:

    Accounts receivable                                                   (12,306)       (40,268)
    Inventory                                                              12,518         39,089
    Prepaid expenses                                                      408,349        369,598
    Other current assets                                                      640            701
    Trade accounts payable                                             (1,387,717)      (301,568)
    Accrued interest                                                      (40,487)       541,679
    Other current liabilities                                             (18,539)        85,864
                                                                      -----------    -----------
      Net cash provided by operating activities                         1,248,068        425,751
                                                                      -----------    -----------


Cash flows from investing activities:

  Decrease (increase) in funds held in escrow                              26,298        (57,141)
  Increase in property and equipment                                     (137,654)       (47,020)
  Increase in cash - restricted                                              --           (1,749)
  Decrease in construction accounts payable                            (1,400,000)          --
                                                                      -----------    -----------
      Net cash used in investing activities                            (1,511,356)      (105,910)
                                                                      -----------    -----------
Cash flows from financing activities:

  Payment of notes payable                                             (1,184,060)          --
                                                                      -----------    -----------
      Net cash used by financing activities                            (1,184,060)          --
                                                                      -----------    -----------
Net change in cash and cash equivalents                                (1,447,348)       319,841
Cash and cash equivalents, beginning of period                          8,283,104      8,020,958
                                                                      -----------    -----------
Cash and cash equivalents, end of period                              $ 6,835,756    $ 8,340,799
                                                                      ===========    ===========


Supplemental Schedule of Noncash Financing Activities:
Preferred stock dividends accrued, but not paid                       $   147,880    $   142,613

Supplemental Cash Flow Information:
Interest Paid                                                         $   527,023    $      --


                            SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                                4

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

         The Company was a wholly owned shell company subsidiary of the LLC with no significant assets, liabilities or operating activity. In connection with a Private Placement and other financing transactions, the LLC contributed all of its assets and liabilities to the Company in exchange for stock of the Company and the contribution has been accounted for as a recapitalization of entities under common control whereby the assets and liabilities are recorded at the historical cost basis of the LLC. The Company completed the development of the Project, and operated the Project under a management agreement with Hyatt Gaming Management, Inc. ("Hyatt Gaming") until assuming management of the Project in May, 2003. The LLC's ownership in the Company was subsequently reduced through the refinancing of the LLC's debt by conversion into the Company's common stock and the issuance of additional common stock for cash.

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

         Pursuant to the Hyatt Settlement and Release Agreement, Hyatt Gaming holds an allowed unsecured claim in the Chapter 11 Case in the aggregate amount of $18,413,244 (the amount of $18,318,369 set forth in the Hyatt Settlement and Release Agreement plus an additional $94,875 in incentive management fees from the Petition Date through May 13, 2003); provided, however, that in the event that the value of the Company's assets exceed the value of the liens senior to the Second Mortgage Note (including the liens of the Black Hawk B.I.D., PCL Construction Services, Inc., the FF&E Lender and the First Mortgage Noteholders), Hyatt Gaming's claim based on the Second Mortgage Note will be secured to such extent. The unsecured claim is recorded in the financial statements as of March 31, 2004 and December 31, 2003, through a $5,000,000 contract rejection claim in notes payable, second mortgage notes of $9,870,233 in notes payable, and the balance of the unpaid claims is included in trade accounts payable and accrued expenses. The treatment of Hyatt Gaming's allowed claim (including certain changes to such treatment that Hyatt Gaming asserts are in violation of the Hyatt Settlement Agreement and to which Hyatt Gaming has not consented) is reflected in the Plan of Reorganization (as defined below). Hyatt Gaming has indicated that, in addition to its pre-petition claims against the Company, it may assert an administrative claim in the Chapter 11 Case for damages arising from alleged breaches of the terms of the Hyatt Settlement and Release Agreement.

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

         On August 6, 2003, we filed a Plan of Reorganization and a related disclosure statement with the Bankruptcy Court. See Note 6 - Plan of Reorganization.

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

 Accounting under Bankruptcy:

         The financial statements have been prepared in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7). Pursuant to SOP 90-7, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding. For that purpose, the financial statements for periods including and subsequent to filing the Chapter 11 Case should distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses and other items not directly related to ongoing operations are reflected separately in the statement of operations as reorganization items. See Note 4 - Reorganization Items.

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

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Accounting Policies:

         The financial information at March 31, 2004, and for the three months ended March 31, 2004 and 2003 is unaudited. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that will be achieved for the entire year.

         These financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

         Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during the period. Diluted loss per share is based on the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options. Stock options and warrants for 768,720 shares of common stock at March 31, 2004 and December 31, 2003, were excluded from the diluted loss per share calculation because their effects would have been anti-dilutive.

         The Company has reviewed all recently issued accounting pronouncements and does not believe that any of the pronouncements will have a material impact on its financial statements.

2. GOING CONCERN CONSIDERATIONS

         The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Court, and the continuation of the Company as a going concern is contingent upon, among other things, its ability to restructure successfully, including refinancing its debts, and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard.

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

         Under the Bankruptcy Code, the rights of, and ultimate payments to pre-Petition Date creditors and shareholders may be substantially altered from their contractual terms. At this time, it is not possible to predict the outcome of the Chapter 11 Case, in general, or the effect of the Chapter 11 Case on the business of the Company or on the interests of creditors and shareholders.

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

3. NOTES PAYABLE

      Notes payable consisted of the following at March 31, 2004 and December
31, 2003:

                                                                                  Principal Balance
                                                                              March 31,          December 31,
                                                                          2004 (unaudited)           2003
                                                                          ----------------       --------------
   13% First Mortgage Notes, due March 15, 2005                             $100,000,000         $100,000,000
   15.5% Second Mortgage Notes, due March 15, 2010                             9,840,233            9,840,233
   HGMI contract rejection claim, unsecured (note 1)                           5,000,000            5,000,000
   FF&E Note, interest at prime + 6.75% (10.75% and 11% at
        March 31, 2004 and Dec. 31, 2003)                                     15,950,471           17,012,798
   Black Hawk Business Improvement District Bonds, original amount of $975,000 at 6% interest, due December 1, 2005 + original amount
    of $2,025,000 at 6.75% interest, due December 1, 2011                      2,431,132            2,552,865
                                                                            ------------         ------------


                                                                            $133,221,836         $134,405,896
    Less current maturities                                                  133,221,836          134,405,896
                                                                            ------------         ------------
    Long-term debt                                                          $       --           $       --
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

4. REORGANIZATION ITEMS

         Reorganization related items of $351,107 and $910,413 were incurred during the three months ended March 31, 2004 and 2003, respectively. These include costs incurred for legal, financial advisor services received in connection with our debt restructuring efforts, and other costs directly related to our debt restructuring efforts.

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

                                       8

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

         The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Results of Operations

The following table sets forth certain summarized operating data for the periods indicated.

                                        Quarter Ended March 31,
                                     ----------------------------
                                         2004              2003            Increase (Decrease)
                                     ------------    ------------     -----------------------
Net Operating Revenues               $ 14,825,836    $ 13,777,706     $  1,048,130      7.6%
Total Operating Expenses               13,826,439      14,689,580         (863,141)    -5.9%
                                     ------------     ------------    ------------
Operating Income (Loss)                   999,397        (911,874)       1,911,271    209.6%
Add: Depreciation and Amortization      2,129,752       2,086,441           43,311      2.1%
                                     ------------    ------------     ------------
EBITDA(1)                            $  3,129,149    $  1,174,567     $  1,954,582    166.4%
                                     ============    ============     ============

EBITDA Margin (2)                           21.1%             8.5%           12.6%
                                     ============    ============     ============

                                              11

(1) EBITDA consists of earnings (loss) before interest, income taxes, depreciation and amortization. EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry. EBITDA and EBITDA Margin are not determined in accordance with accounting principles generally accepted in the United States of America. EBITDA should not be construed as an alternative to operating income, as an indicator of the Company's operating performance, as an alternative to cash flows from operating activities, or as a measure of liquidity. The Company's definition of EBITDA may not be identical to other companies'. The above table reconciles EBITDA to operating income (loss) included in the financial statements presented in
     Item 1, Part 1.

(2)  EBITDA margin is EBITDA as a percentage of net operating revenues.



Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003:

         Total operating revenues for the quarter ended March 31, 2004 was $15,735,774 ($14,825,836 net of promotional allowances). This included $14,077,902 in casino revenue, $1,480,999 in food and beverage revenue, and $176,873 of other revenue. This compares to total operating revenues for the quarter ended March 31, 2003 of $14,838,904 ($13,777,706 net of promotional allowances) and represented an increase of 6.04% of total revenues (7.61% net of promotional allowances). This included $12,964,834 in casino revenue, $1,630,323 in food and beverage revenue, and $243,747 of other revenue. The increase in operating revenues for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 is partially attributed to the extra day in February 2004, due to leap year, and to a blizzard in March 2003, which closed the casino for three days.

         Casino operating expenses for the quarter ended March 31, 2004 totaled $7,803,675, including $2,792,888 in state and local gaming taxes and device fees. This compares to casino operating expenses for the quarter ended March 31, 2003 totaling $8,045,221, including $2,726,457 in state and local gaming taxes and device fees. This represents a decrease of 3.0% in operating expenses. The decrease is primarily due to reduced marketing costs (principally in direct mail, coin coupon redemption, and radio and television advertising, offset partially by increased cost of promotional prizes). Other casino operating expenses consist principally of salaries, wages and benefits, marketing costs, rental expense associated with slot games operated under fee participation agreements, and other operating expenses of the casino.

         Food and beverage expenses for the quarter ended March 31, 2004 totaled $1,253,724, including $803,461 in cost of goods sold. This compares to food and beverage expenses for the quarter ended March 31, 2003 totaling $1,340,336, including $800,006 in cost of goods sold, representing a decrease of 6.5% in food and beverage expenses. The decrease is primarily due to reduced payroll and benefit costs and reduced cost of goods sold. Other food and beverage expenses consist principally of salaries, wages and benefits, and other operating expenses of the food and beverage operations.

         Other operating expenses for the quarter ended March 31, 2004 totaled $148,436 versus $304,535 for the quarter ended March 31, 2003, and consist of salaries, wages and benefits, contract entertainment expense, and other operating expenses. This represents a decrease of approximately 51.26% and is primarily due to reduced payroll and benefit costs and reduced expenditures related to gift shop operations and to contract entertainment management.

         General and administrative expenses for the quarter ended March 31, 2004 totaled $2,490,852 versus $2,435,410 for the quarter ended March 31, 2003, and consist of salaries, wages and benefits, utilities, insurance, property taxes, contract services, maintenance and repairs, cleaning supplies, and other operating expenses.

         Depreciation and amortization expense for the quarter ended March 31, 2004 totaled $2,129,752 versus $2,086,441 for the quarter ended March 31, 2003. These expenses relate to property and equipment in service and vary with the addition or replacement of new items of property and equipment.

         Interest expense for the quarter ended March 31, 2004 totaled $571,584, including $59,706 in amortization of debt issuance costs. This compares to interest expense for the quarter ended March 31, 2003, which totaled $621,653, including $59,097 in amortization of debt issuance costs. The net reduction represents a decrease of approximately 8.1% and is a result of principal payments on the FF&E Note and on the Black Hawk Business Improvement District Bonds.

         Reorganization items for the quarter ended March 31, 2004 totaled $351,107. This includes costs incurred for legal, financial advisor services received in connection with our debt restructuring efforts, and other costs directly related to our debt restructuring efforts. This compares to reorganization items for the quarter ended March 31, 2003, which totaled $910,413 and represents a decrease of approximately 61.43%.

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

Significant Accounting Policies

         We have not made any changes in our accounting policies during the quarter ended March 31, 2004.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable.

Item 4.  Controls and Procedures

          An evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         Not Applicable.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 21, 2004

                                        WINDSOR WOODMONT BLACK HAWK RESORT CORP.



                                        /s/  Jerry L. Dauderman
                                        --------------------------------------
                                             Jerry L. Dauderman, Chairman and
                                             Chief Executive Officer



                                        /s/  Michael L. Armstrong
                                        --------------------------------------
                                             Michael L. Armstrong,
                                             Executive Vice President,
                                             Chief Financial Officer, Treasurer
                                             and Secretary