Form 10-Q
period 2004-06-30
WINDSOR WOODMONT BLACK HAWK RESORT CORP
filed 2004-08-16
CIK 1119040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       or

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________ to _____________________

 Commission File Number: 0-31737


                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                       75-2740870
         --------                                       ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)


                   111 Richman St., Black Hawk, Colorado 80422
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  (303)582-3600
                                  -------------
              (Registrant's telephone number, including area code)

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

                                 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 1,000,000 shares common stock outstanding August 13, 2004.
--------------------------------------------------------------------------------

                    Windsor Woodmont Black Hawk Resort Corp.
                                    Form 10-Q
                                      Index

Part I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Condensed Balance Sheets, June 30, 2004
                      (unaudited) and December 31, 2003                     2
                  Condensed Statements of Operations for the
                  three months and six months ended
                      June 30, 2004 and 2003 (unaudited)                    3
                  Condensed Statements of Cash Flows for
                      the three months and six months ended
                      June 30, 2004 and 2003  (unaudited)                   4
                  Notes to Condensed Financial Statements
                                       5 - 11

       Item 2. Management's Discussion and Analysis of
                      Financial Condition
                      and Results of Operations                         12 - 15

         Item 3.  Quantitative and Qualitative Disclosures
                      about Market Risk                                     15

         Item 4.  Controls and Procedures                                   16

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                         17

         Item 2.  Changes in Securities and Use of Proceeds                 17

         Item 3.  Defaults Upon Senior Securities                           17

         Item 4.  Submission of Matters to a Vote of Security Holders       18

         Item 5.  Other Information                                         18

         Item 6.  Exhibits and Reports on Form 8-K                          18



                                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                                            CONDENSED BALANCE SHEETS

                                                                                June 30, 2004
                                                                                  (Unaudited)      December 31, 2003
                                                                                -----------------------------------
ASSETS
CURRENT ASSETS:
Cash                                                                            $   6,596,836         $   8,283,104
Accounts receivable                                                                   142,175               144,400
Inventories                                                                           221,822               225,805
Prepaid expenses                                                                    2,190,937             1,819,513
Other current assets                                                                   27,367                33,043
                                                                                -------------         -------------
Total current assets                                                                9,179,137            10,505,865

PROPERTY AND EQUIPMENT, NET                                                       108,094,134           112,112,265
OTHER ASSETS:
Base stock inventories/uniforms, net of accumulated amortization                       95,589               103,335
Funds held in escrow and security deposits                                            359,993               374,041
Franchise Fees                                                                         40,000                40,000
Deferred financing costs, net                                                         134,241               253,802
                                                                                -------------         -------------
TOTAL ASSETS                                                                    $ 117,903,094         $ 123,389,308
                                                                                =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Post-Petition Liabilities
  Trade accounts payable and accrued expenses                                   $     782,454         $   3,430,973
  Accrued interest                                                                     42,544                49,882
  Other current liabilities                                                         1,060,312               901,754
                                                                                -------------         -------------
Total Post Petition Liabilities                                                     1,885,310             4,382,609
                                                                                -------------         -------------
Pre-Petition Liabilities Subject to Compromise

  Current portion of long-term debt                                               132,148,393           134,405,896
  Trade accounts payable and accrued expenses                                       3,302,429             3,302,429
  Construction accounts payable                                                       800,000             2,200,000
  Accrued interest                                                                  8,437,558             8,437,558
  Other current liabilities                                                         1,642,276             1,642,276
                                                                                -------------         -------------
Total Pre-Petition Liabilities                                                    146,330,656           149,988,159
                                                                                -------------         -------------
Total current liabilities                                                         148,215,966           154,370,768
                                                                                -------------         -------------
NON CURRENT LIABILITIES
Long-term debt, less current portion                                                     --                    --
Warrants issued on common stock                                                          --                 713,720
                                                                                -------------         -------------
Total non current liabilities                                                            --                 713,720
                                                                                -------------         -------------
REDEEMABLE PREFERRED STOCK
Series A - 11% dividend, $100 redemption value, 29,000 shares outstanding           2,900,000             2,900,000
Series B - 7% dividend, $100 redemption value, 30,000 shares outstanding            1,942,089             1,903,055
Accrued dividends on preferred stock                                                2,419,945             2,109,778
                                                                                -------------         -------------
Total redeemable preferred stock                                                    7,262,034             6,912,833
                                                                                -------------         -------------
Commitments and contingencies                                                            --                    --
STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 10,000,000 shares authorized,
    1,000,000 shares outstanding                                                       10,000                10,000
Additional paid in capital                                                         12,241,250            12,241,250
Accumulated Deficit                                                               (49,826,156)          (50,859,263)
                                                                                -------------         -------------
Total stockholders' deficit                                                       (37,574,906)          (38,608,013)
                                                                                -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $ 117,903,094         $ 123,389,308
                                                                                =============         =============

                                      SEE NOTES TO CONDENSED FINANCIAL STATEMENTS




                                     WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                                  CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        For the Three Months Ended             For the Six Months Ended
                                                                June 30,                               June 30,
                                                      -------------------------------       -------------------------------
                                                           2004              2003               2004               2003
                                                      ------------       ------------       ------------       ------------
OPERATING REVENUES:
Casino                                                $ 14,867,091       $ 13,153,527       $ 28,944,993       $ 26,118,361
Food and beverage                                        1,651,664          1,450,802          3,132,663          3,081,125
Other                                                      193,702            231,982            370,575            475,729
                                                      ------------       ------------       ------------       ------------
                                                        16,712,457         14,836,311         32,448,231         29,675,215
Less: Promotional allowances                            (1,024,464)          (905,083)        (1,934,402)        (1,966,281)
                                                      ------------       ------------       ------------       ------------

Net operating revenues                                  15,687,993         13,931,228         30,513,829         27,708,934
                                                      ------------       ------------       ------------       ------------

OPERATING EXPENSES:
Casino                                                   8,257,930          7,896,500         16,061,605         15,941,721
Food and beverage                                        1,338,084          1,400,957          2,591,808          2,741,293
Other operating expenses                                   154,603            275,072            303,039            579,607
General and administrative                               2,446,743          2,528,278          4,937,595          4,963,688
Management fees                                               --              201,525               --              679,162
Depreciation and amortization                            2,130,068          2,070,207          4,259,820          4,156,648
                                                      ------------       ------------       ------------       ------------

Total operating expenses                                14,327,428         14,372,539         28,153,867         29,062,119
                                                      ------------       ------------       ------------       ------------

Operating Income (Loss)                                  1,360,565           (441,311)         2,359,962         (1,353,185)

OTHER INCOME (EXPENSE):
Interest income                                                 55              8,842                 83             19,255
Interest expense                                          (546,406)          (611,307)        (1,117,990)        (1,232,960)
Loss on disposal of assets                                 (18,322)              --              (18,322)              --
Change in valuation of warrants                            713,720               --              713,720               --
                                                      ------------       ------------       ------------       ------------
Other income (expense), net                                149,047           (602,465)          (422,509)        (1,213,705)
                                                      ------------       ------------       ------------       ------------
Income (loss) before
  reorganization items and preferred stock
  dividends                                              1,509,612         (1,043,776)         1,937,453         (2,566,890)

Reorganization items                                       243,072          6,441,806            594,179          7,352,219
                                                      ------------       ------------       ------------       ------------
Income (loss) before preferred stock dividends
                                                         1,266,540         (7,485,582)         1,343,274         (9,919,109)


Preferred stock dividends                                  162,287            144,399            310,167            287,012
                                                      ------------       ------------       ------------       ------------
Net income (loss) attributable to
    common stock                                      $  1,104,253       $ (7,629,981)      $  1,033,107       $(10,206,121)
                                                      ============       ============       ============       ============
Earnings (Loss) per share
    Basic                                             $       1.10       $      (7.63)      $       1.03       $     (10.21)
    Diluted                                           $       1.10       $      (7.63)      $       1.03       $     (10.21)

Weighted Average Shares
    Basic                                                1,000,000          1,000,000          1,000,000          1,000,000
    Diluted                                              1,000,000          1,000,000          1,000,000          1,000,000


                                                SEE NOTES TO CONDENSED FINANCIAL STATEMENTS





                                       WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                                     (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                                    CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      For the Three Months Ended         For the Six Months Ended
                                                                               June 30,                         June 30,
                                                                     ----------------------------      ---------------------------
                                                                         2004            2003             2004             2003
                                                                     -----------      -----------      -----------      ----------
Cash flows used in operating activities
  Net income (loss) before preferred stock dividends                 $ 1,266,540      $(7,485,582)     $ 1,343,274      $(9,919,109)
  Adjustments to reconcile net income (loss) before
    preferred stock dividends to net cash provided
    by (used in) operating activities
    Depreciation and amortization expense                              2,130,068        2,070,207        4,259,820        4,156,648
    Amortization of deferred financing costs                              59,855           59,248          119,561          118,345
    Amortization of preferred stock discount                              19,616           18,805           39,034           37,450
    Write-off base stock inventory/uniforms                                 --             19,319             --             19,319
    Change in valuation of warrants                                         --               --           (713,720)        (713,720)
    Accrued Hyatt settlement charge                                         --          5,000,000             --          5,000,000
  Changes in working capital:
    Accounts receivable                                                   14,531           20,336            2,225          (19,932)
    Inventories                                                           (8,535)          26,979            3,983           66,068
    Prepaid expenses                                                    (779,773)         416,865         (371,424)         786,463
    Other current assets                                                   5,036          (10,172)           5,676           (9,471)
    Trade accounts payable and accrued expenses                       (1,260,802)      (1,532,576)      (2,648,519)      (1,834,144)
    Accrued interest                                                      33,149          433,673           (7,338)         975,352
    Other current liabilities                                            177,098          830,502          158,559          916,366
                                                                     -----------      -----------      -----------      -----------
      Net cash provided by (used in) operating activities                943,063         (132,396)       2,191,131          293,355
                                                                     -----------      -----------      -----------      -----------

Cash flows from investing activities:
  Decrease (increase) in funds held in escrow                            (12,250)          (8,400)          14,048          (65,541)
  Increase in property and equipment                                     (96,290)        (758,894)        (233,944)        (805,914)
  Increase in cash - restricted, cost                                       --             (1,574)            --             (3,323)
  Decrease in construction accounts payable                                 --               --         (1,400,000)            --
                                                                     -----------      -----------      -----------      -----------
      Net cash used in investing activities                             (108,540)        (768,868)      (1,619,896)        (874,778)
                                                                     -----------      -----------      -----------      -----------

Cash flows from financing activities:

  Payment of notes payable                                            (1,073,443)        (113,639)      (2,257,503)        (113,639)
                                                                     -----------      -----------      -----------      -----------
      Net cash used in financing activities                           (1,073,443)        (113,639)      (2,257,503)        (113,639)
                                                                     -----------      -----------      -----------      -----------
Net change in cash and cash equivalents                                 (238,920)      (1,014,903)      (1,686,268)        (695,062)
Cash and cash equivalents, beginning of period                         6,835,756        8,340,799        8,283,104        8,020,958
                                                                     -----------      -----------      -----------      -----------
Cash and cash equivalents, end of period                             $ 6,596,836      $ 7,325,896      $ 6,596,836      $ 7,325,896
                                                                     ===========      ===========      ===========      ===========

Supplemental Schedule of Noncash Financing Activities:
Preferred stock dividends accrued, but not paid                      $   162,287      $   144,399      $   310,167      $   287,012

Supplemental Cash Flow Information:
Interest Paid                                                        $   426,557      $    97,444      $   953,580      $    97,444


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

     The Company was a wholly owned shell company subsidiary of the LLC with no significant assets, liabilities or operating activity. In connection with a private placement and other financing transactions, the LLC contributed all of its assets and liabilities to the Company in exchange for stock of the Company and the contribution has been accounted for as a recapitalization of entities under common control whereby the assets and liabilities are recorded at the historical cost basis of the LLC. The Company completed the development of the Project, and operated the Project under a management agreement (the "Hyatt Management Agreement") with Hyatt Gaming Management, Inc. ("Hyatt Gaming") until assuming management of the Project in May, 2003. The LLC's ownership in the Company was subsequently reduced through the refinancing of the LLC's debt by conversion into the Company's common stock and the issuance of additional common stock for cash.

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

     On December 13, 2002, we filed a motion for court approval of the rejection of the Hyatt Management Agreement. The rejection of the Hyatt Management Agreement eliminates the payment of the Hyatt Gaming Management fee, thereby reducing operating costs and increasing net revenue. On April 10, 2003, we entered into a settlement agreement with Hyatt Gaming where they will not contest the rejection of the Hyatt Management Agreement (the "Hyatt Settlement and Release Agreement"). On April 25, 2003, the Bankruptcy Court entered an order approving the Hyatt Settlement and Release Agreement. On May 14, 2003, we assumed management of the casino and the casino name was changed to the Mountain High Casino.

     Pursuant to the Hyatt Settlement and Release Agreement, Hyatt Gaming holds an allowed unsecured claim in the Chapter 11 Case in the aggregate amount of $18,413,244 (the amount of $18,318,369 set forth in the Hyatt Settlement and Release Agreement plus an additional $94,875 in incentive management fees from the Petition Date through May 13, 2003); provided, however, that in the event that the value of the Company's assets exceed the value of the liens senior to the Second Mortgage Note (including the liens of the Black Hawk B.I.D., PCL Construction Services, Inc., the FF&E Lender and the First Mortgage Noteholders), Hyatt Gaming's claim based on the Second Mortgage Note will be secured to such extent. The unsecured claim is recorded in the financial statements as of June 30, 2004 and December 31, 2003, through a $5,000,000 contract rejection claim in current portion of long-term debt, second mortgage notes of $9,840,233 in current portion of long-term debt, and the balance of the unpaid claims is included in trade accounts payable and accrued expenses.

     On July 23, 2004, we entered into a Hyatt Settlement Agreement, which provides for the compromise and resolution of all of the disputes between the Company and Hyatt and the treatment of Hyatt's claims under the Plan of Reorganization. Pursuant to this agreement, Hyatt will be allowed to retain certain of the Company funds it holds and be paid $778,530 in cash within 10 days after the effective date of a Plan of Reorganization. The treatment of Hyatt Gaming's allowed claim is reflected in the Plan of Reorganization (as defined below).

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

     On May 28, 2004, the Company and the FF&E Lender entered into a revised FF&E Settlement Agreement dated as of May 28, 2004 (the "Revised FF&E Settlement Agreement"). This agreement provides that the Company will continue to pay the amount of $500,000 per month to the FF&E Lender until the effective date of a Plan of Reorganization and on the effective date of the Plan of Reorganization, the Company will pay the FF&E Lender an amount equal to $11,000,000 less any monthly payments made to the FF&E Lender during the time the Company was in bankruptcy that are in excess of the $5,000,000 paid to the FF&E Lender as of May 1, 2004. The Revised FF&E Settlement Agreement is conditioned on, among other things, confirmation of the Plan of Reorganization.

     On August 11, 2004, we filed a Plan of Reorganization and a related disclosure statement with the Bankruptcy Court. See Note 7 - Plan of Reorganization.

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

Warrants Issued On Common Stock:

     Warrants issued in connection with the Company's various financing transactions contain a "put option" permitting the warrant holder to redeem the warrant for cash. Due to the cash based put option features of the warrants, the total warrant value has been recorded as a liability in the accompanying condensed balance sheet and recorded at fair value each reporting period. As of June 30, 2004 the liability for the fair value of the warrants was written down to $0 in the accompanying condensed balance sheet with the corresponding non-operating income resulting from the reduction in fair market value at June 30, 2004 in the amount of $713,720 recorded in the accompanying condensed statement of operations for the three months and six months ended June 30, 2004. The fair value was written down to $0 based on management's assessment of the value. Additionally, the warrants are valued at $0 in the Plan of Reorganization filed on August 11, 2004. See Note 7 - Plan of Reorganization.

Accounting Policies:

     The financial information at June 30, 2004, and for the three and six months ended June 30, 2004 and 2003 is unaudited. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that will be achieved for the entire year.

     These financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

     Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stock by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options. Stock options and warrants for 768,720 shares of common stock at June 30, 2004 and December 31, 2003, were excluded from the diluted earnings
(loss) per share calculation because their effects would have been anti-dilutive.

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

     The Company anticipates that substantially all liabilities of the Company as of the Petition Date will be resolved under a plan of reorganization in accordance with the provisions of the Code. On August 11, 2004 we filed a Plan of Reorganization, however, there can be no assurance that the Plan will be confirmed by the Bankruptcy Court and consummated. See Note 7 - Plan of Reorganization.

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

3. LONG -TERM DEBT

     Long-term debt consisted of the following at June 30, 2004 and December 31, 2003:

                                                                                     Principal Balance
                                                                               June 30,             December 31,
                                                                           2004 (unaudited)            2003
                                                                           ----------------            ----
13% First Mortgage Notes, due March 15, 2005                                 $100,000,000          $100,000,000
15.5% Second Mortgage Notes, due March 15, 2010                                 9,840,233             9,840,233
HGMI contract rejection claim, unsecured (note 1)                               5,000,000             5,000,000
FF&E Note, interest at prime + 6.75% (10.75% and 11% at
     June 30, 2004 and Dec. 31, 2003)                                          14,877,027            17,012,798
Black Hawk Business Improvement District Bonds, original amount of $975,000 at 6% interest, due December 1, 2005 + original amount
 of $2,025,000 at 6.75% interest, due December 1, 2011                          2,431,133             2,552,865
                                                                             ------------          ------------
                                                                             $132,148,393          $134,405,896
 Less current maturities                                                      132,148,393           134,405,896
                                                                             ------------          ------------
 Long-term debt                                                              $       --            $       --
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

4. REORGANIZATION ITEMS

     Reorganization related items of $243,072 and $6,441,806 were incurred during the three months ended June 30, 2004 and 2003, respectively, and $594,179 and $7,352,219 during the six months ended June 30, 2004 and 2003, respectively. These include costs incurred for legal, financial advisor services received in connection with our debt restructuring efforts, and other costs directly related to our debt restructuring efforts. The amounts for the three months and six months ended June 30, 2003 also include the $5 million dollar damage claim incurred with the rejection of the Hyatt contract, costs incurred to re-brand the casino to the Mountain High Casino, and the write off of the cost of Hyatt branded merchandise and operating supplies.

5. COMMITMENTS AND CONTINGENCIES

Gaming Regulation Licensing

     The Company's ability to conduct gaming operations in the State of Colorado is subject to the licensability and qualifications of the Company and its common stockholders. The Colorado Gaming Commission approved the issuance of the appropriate and necessary gaming licenses for operation of the Casino to us and Hyatt Gaming on September 20, 2001. The licenses were physically issued to us immediately prior to opening of our casino on December 20, 2001. Additionally, upon receipt of a gaming license, such licensing and qualifications are reviewed periodically by the gaming authorities in Colorado and there are no guarantees such licenses will be renewed. In September 2003, the Company received the required gaming license renewals, which expire September 20, 2004. The Company has applied for license renewals upon their expiration on September 20, 2004.

Legal Proceedings

     The Company is involved in certain legal proceedings, claims and litigation, including those described below. The results of legal proceedings cannot be predicted with certainty. Management does not believe that the Company has potential liability related to any current legal proceedings and claims that would have a material adverse effect on the Company's financial condition, liquidity or results of operations.

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

     Paul Steelman was the project architect for the Black Hawk Casino by Hyatt project. Paul Steelman claims that it is owed an additional approximately $200,000 for architectural work performed at the project. The Company believes that it does not owe Paul Steelman the $200,000 and further believes that Paul Steelman owes the Company approximately $2,000,000 for Paul Steelman's failure to properly prepare and complete architectural plans and specifications for the project in a timely fashion. Prior to the Chapter 11 filing, the Company and Steelman had entered into a Dispute Resolution Agreement providing for mediation, to be followed by binding arbitration, if necessary. The Company and Steelman filed a stipulated motion lifting the stay from this dispute and allowing its determination by Dispute Resolution Agreement, and an order approving the motion was entered in May 2003. Mediation between the Company and Steelman did not result in a resolution of these claims and a binding arbitration of the claims is scheduled for December, 2004.

NOTE 6. ASSET PURCHASE AGREEMENT

     On May 28, 2004, the Company entered into an Asset Purchase Agreement with Ameristar Casinos, Inc. to sell certain specified assets and liabilities of the Company. The specified assets (the "Acquired Assets") include substantially all of the assets of the Company required to operate the Mountain High Casino. Excluded assets include the corporate charter, cash (except for all casino cash), any shares of capital stock in the Company, the Hyatt and various other claims, and the Company's director and officer insurance policy and all prepaid premiums associated therewith. The liabilities to be assumed include all Casino liabilities existing on the closing date, all liabilities of the Company relating to the Black Hawk Business Improvement District Bonds, certain liabilities for unused vacation, sick pay, holiday pay and paid time off obligations as of the closing date for all employees hired by Ameristar, and all liabilities of the Company under the WARN Act incurred in connection with this agreement (the "Assumed Liabilities"). The terms of the Asset Purchase Agreement with Ameristar Casinos, Inc. is incorporated in the Plan of Reorganiztion which was filed on August 11, 2004.

     The consideration for the Acquired Assets is $117,000,000 in cash, subject to certain adjustments, $2,500,000 worth of common stock of Ameristar Casinos, Inc., plus the Assumed Liabilities.

NOTE 7.   PLAN OF REORGANIZATION

     On August 6, 2003, we filed a Plan of Reorganization the "Original Plan" and a related disclosure statement with the Bankruptcy Court. On November 20, 2003, the Company filed its first amended Plan of Reorganization and its first amended Disclosure Statement.

     Facing opposition to the Original Plan, as amended on November 20, 2003, the Company, in good faith, negotiated with the various creditors with respect to potential alternatives to the Original Plan, including a potential sale of the Company's assets. As a result of extensive negotiations with several potential buyers, the Company accepted the bid received from Ameristar Casino, Inc. and executed the Asset Purchase Agreement (as described in Note 6) on May 28, 2004, and amended the agreement on August 3, 2004.

     On August 11, 2004, we filed a Plan of Reorganization (the "Plan") and a related disclosure statement (the "Disclosure Statement") with the Bankruptcy Court. The Disclosure Statement is filed to provide information of a kind and in sufficient detail to enable a typical holder of claims or interests in a class impaired under the Plan to make an informed judgment about the Plan. To approve the form of disclosure statement, the Bankruptcy Court must determine that the

Disclosure Statement contains "adequate information" to make an informed judgment in voting to accept or reject the Plan. Upon the Bankruptcy Court's findings that the Disclosure Statement contains "adequate information," we will be authorized to transmit the Plan and Disclosure Statement to holders of impaired claims in connection with the solicitation of votes under the Plan. Bankruptcy Court approval of the Disclosure Statement does not constitute a determination by the Bankruptcy Court as to the merits of the Plan or an indication that the Bankruptcy Court will confirm the Plan.

     If the Plan is confirmed by the Bankruptcy Court, substantially all pre-petition liabilities will be subject to restructuring. The Plan is a liquidating plan and does not contemplate the continuation of the Company's business. The Plan provides for the sale of substantially all of its assets to Ameristar Casinos, Inc. Any remaining assets after the Ameristar sale will be liquidated or otherwise converted to cash for use in settlement of the various claims by creditors. Any plan of reorganization is voted upon by creditors and equity holders and is subject to the approval of the Bankruptcy Court. A plan of reorganization must be confirmed by the Bankruptcy Court upon certain findings being made by the Bankruptcy Court as required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan or liquidation notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. There can be no assurance that the Plan will be confirmed by the Bankruptcy Court, or that any such plan will be consummated.

     Until the Plan is confirmed by the Bankruptcy Court the recoveries of holders of pre-petition claims are subject to change. The Disclosure Statement includes detailed information about the Plan, financial estimates regarding our reorganized business enterprise value including support for the "best interest" requirements for the Plan under the Bankruptcy Code; and events leading up to our Chapter 11 Case. The Plan and the transactions contemplated thereunder are more fully described in the Disclosure Statement, a copy of which is available to the public at the office of the clerk of the Bankruptcy Court, copies of each are attached hereto as Exhibits 2.1 and 2.2, respectively.

     During the Chapter 11 Case, we continue to operate our business in the ordinary course without interruption and without material impact on our employees, customers and suppliers.

     At this time it is not possible to predict the effect of the Chapter 11 Case on our business, various creditors and equity security holders or when we will be able to conclude our Chapter 11 Case. Our future results are dependent upon, among other things, the confirmation and implementation of a plan of reorganization or liquidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

     Statements made in this Form 10-Q ("Quarterly Report") that are not historical or current facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the "Commission"), in press releases and in reports to shareholders. The forward-looking statements included in this Quarterly Report are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on the following assumptions: a plan of reorganization consistent with the Plan of Reorganization recently filed by us will be approved by the Bankruptcy Court, competitive and market conditions affecting the Casino will not change materially or adversely, that we will retain key management personnel, that our forecasts will accurately anticipate market demand and that there will be no further material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     The Colorado Department of Transportation ("CDOT") has announced that Highway 119 between Golden and Black Hawk, Colorado will be closed for 30 days in September, 2004, for bridge and tunnel repairs. CDOT has indicated that construction will take place 24 hours a day and 7 days a week. This road is one of the two major access ways for our customers to reach Black Hawk, and accordingly, this could have a material negative effect on our September 2004 operations.

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

Results of Operations

     The following table sets forth certain summarized operating data for the periods indicated.



                                          Three Months Ended June 30,
                                        ---------------------------------
                                            2004                 2003                     Increase (Decrease)
                                        ------------         ------------          -------------------------------
Net Operating Revenues                  $ 15,687,993         $ 13,931,228          $  1,756,765             12.6%
Total Operating Expenses                  14,327,428           14,372,539               (45,111)            -0.3%
                                        ------------          ------------          -----------
Operating Income (Loss)                    1,360,565             (441,311)            1,801,876            408.3%
Add: Depreciation and Amortization         2,130,068            2,070,207                59,861              2.9%
                                        ------------          ------------          ----------
EBITDA*                                 $  3,490,633         $  1,628,896          $  1,861,737            114.3%
                                        ============         ============          ===========

EBITDA* Margin                                 22.3%                11.7%                10.6%
                                        ============         ============          ===========

                                             Six Months Ended June 30,
                                        ---------------------------------
                                             2004            2003                        Increase (Decrease)
                                        ------------         ------------          ------------------------------
Net Operating Revenues                  $ 30,513,829         $ 27,708,934          $  2,804,895             10.1%
Total Operating Expenses                  28,153,867           29,062,119              (908,252)            -3.1%
                                        ------------          ------------          ----------
Operating Income (Loss)                    2,359,962           (1,353,185)            3,713,147            274.4%
Add: Depreciation and Amortization         4,259,820            4,156,648               103,172              2.5%
                                        ------------          ------------          ----------
EBITDA*                                 $  6,619,782         $  2,803,463          $  3,816,319            136.1%
                                        ============          ============          ===========

EBITDA* Margin                                 21.7%                 10.1%                11.6%
                                        ============          ============          ==========

* Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (EBITDA) is not considered a measure of performance recognized as an accounting principle generally accepted in the United States of America. Management believes that EBITDA is a valuable measure of performance of the Casino's operations. The gaming industry commonly uses EBITDA as a method of arriving at the economic value of a casino's operations. It is also used by lending institutions to gauge operating performance. Management uses EBITDA to compare the relative operating performance of the Casino by eliminating interest income, interest expense, income tax expense, and depreciation and amortization expense associated with the varying levels of capital expenditures for infrastructure required to generate revenue, and the often times high cost of acquiring existing operations.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003:

     Total operating revenues for the quarter ended June 30, 2004 was $16,712,457 ($15,687,993 net of promotional allowances). This included $14,867,091 in casino revenue, $1,651,664 in food and beverage revenue, and $193,702 of other revenue. This compares to total operating revenues for the quarter ended June 30, 2003 of $14,836,311 ($13,931,228 net of promotional allowances) and represented an increase of 12.6% of total revenues (12.6% net of promotional allowances). This included $13,153,527 in casino revenue, $1,450,802 in food and beverage revenue, and $231,982 of other revenue.

     Casino operating expenses for the quarter ended June 30, 2004 totaled $8,257,930, including $2,939,721 in state and local gaming taxes and device fees. This compares to casino operating expenses for the quarter ended June 30, 2003 totaling $7,896,500, including $2,723,974 in state and local gaming taxes and device fees. This represents an increase of 4.6% in casino operating expenses. In addition to the increase in state and local gaming taxes and devices fees, the increase is primarily due to increased marketing costs (principally in radio and television advertising and increased cost of promotional prizes, offset by reduced costs in coupon redemptions, newspaper and outdoor billboard advertising costs). Other casino operating expenses consist principally of salaries, wages and benefits, marketing costs, rental expense associated with slot games operated under fee participation agreements, and other operating expenses of the casino.

     Food and beverage expenses for the quarter ended June 30, 2004 totaled $1,338,084, including $894,416 in cost of goods sold. This compares to food and beverage expenses for the quarter ended June 30, 2003 totaling $1,400,957, including $813,520 in cost of goods sold, representing a decrease of 4.5% in food and beverage expenses. The decrease is primarily due to reduced payroll and benefit costs. Other food and beverage expenses consist principally of salaries, wages and benefits, and other operating expenses of the food and beverage operations.

     Other operating expenses for the quarter ended June 30, 2004 totaled $154,603 versus $275,072 for the quarter ended June 30, 2003, and consist of salaries, wages and benefits, contract entertainment expense, and other operating expenses. This represents a decrease of approximately 43.8% and is primarily due to reduced payroll and benefit costs and reduced expenditures related to gift shop operations and to contract entertainment management.

     General and administrative expenses for the quarter ended June 30, 2004 totaled $2,446,743 versus $2,528,278 for the quarter ended June 30, 2003, and consist of salaries, wages and benefits, utilities, insurance, property taxes, contract services, maintenance and repairs, cleaning supplies, and other operating expenses.

     Depreciation and amortization expense for the quarter ended June 30, 2004 totaled $2,130,068 versus $2,070,207 for the quarter ended June 30, 2003. These expenses relate to property and equipment in service and vary with the addition or replacement of new items of property and equipment.

     Interest expense for the quarter ended June 30, 2004 totaled $546,406, including $59,855 in amortization of debt issuance costs. This compares to interest expense for the quarter ended June 30, 2003, which totaled $611,307, including $59,248 in amortization of debt issuance costs. The net reduction represents a decrease of approximately 10.6% and is a result of principal payments on the FF&E Note and on the Black Hawk Business Improvement District Bonds.

     Reorganization items for the quarter ended June 30, 2004 totaled $243,072. This includes costs incurred for legal, financial advisor services received in connection with our debt restructuring efforts, and other costs directly related to our debt restructuring efforts. This compares to reorganization items for the quarter ended June 30, 2003, which totaled $6,441,806. The June 30, 2003 total included a $5,000,000 damage claim incurred with the rejection of the Hyatt contract, and it included the write off of Hyatt branded supplies, which can no longer be used in operations. There were no similar items in the quarter ended June 30, 2004.

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

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003:

     Total operating revenues for the six months ended June 30, 2004 was $32,448,231 ($30,513,829 net of promotional allowances). This included $28,944,993 in casino revenue, $3,132,663 in food and beverage revenue, and $370,575 of other revenue. This compares to total operating revenues for the six months ended June 30, 2003 of $29,675,215 ($27,708,934 net of promotional allowances) and represented an increase of 9.3% of total revenues (10.1% net of promotional allowances). This included $26,118,361 in casino revenue, $3,081,125 in food and beverage revenue, and $475,729 of other revenue.

     Casino operating expenses for the six months ended June 30, 2004 totaled $16,061,605, including $5,732,609 in state and local gaming taxes and device fees. This compares to casino operating expenses for the six months ended June 30, 2003 totaling $15,941,721, including $5,450,431 in state and local gaming taxes and device fees. This represents an increase of 0.8% in casino operating expenses. The increase is primarily due to increased state and local gaming taxes and device fees, offset partially by reduced costs of salaries, wages and benefits. Other casino operating expenses consist principally of salaries, wages and benefits, marketing costs, rental expense associated with slot games operated under fee participation agreements, and other operating expenses of the casino.

     Food and beverage expenses for the six months ended June 30, 2004 totaled $2,591,808, including $1,697,877 in cost of goods sold. This compares to food and beverage expenses for the six months ended June 30, 2003 totaling $2,741,293, including $1,613,526 in cost of goods sold, representing a decrease of 5.5% in food and beverage expenses. The decrease is primarily due to reduced payroll and benefit costs, partially offset by the increased cost of goods sold. Other food and beverage expenses consist principally of salaries, wages and benefits, and other operating expenses of the food and beverage operations.

     Other operating expenses for the six months ended June 30, 2004 totaled $303,039 versus $579,607 for the six months ended June 30, 2003, and consist of salaries, wages and benefits, contract entertainment expense, and other operating expenses. This represents a decrease of approximately 47.7% and is primarily due to reduced payroll and benefit costs and reduced expenditures related to gift shop operations and to contract entertainment management.

     General and administrative expenses for the six months ended June 30, 2004 totaled $4,937,595 versus $4,963,688 for the six months ended June 30, 2003, and consist of salaries, wages and benefits, utilities, insurance, property taxes, contract services, maintenance and repairs, cleaning supplies, and other operating expenses.

     Depreciation and amortization expense for the six months ended June 30, 2004 totaled $4,259,820 versus $4,156,648 for the six months ended June 30, 2003. These expenses relate to property and equipment in service and vary with the addition or replacement of new items of property and equipment.

     Interest expense for the six months ended June 30, 2004 totaled $1,117,990, including $119,561 in amortization of debt issuance costs. This compares to interest expense for the six months ended June 30, 2003, which totaled $1,232,960, including $118,345 in amortization of debt issuance costs. The net reduction represents a decrease of approximately 9.3% and is a result of principal payments on the FF&E Note and on the Black Hawk Business Improvement District Bonds.

     Reorganization items for the six months ended June 30, 2004 totaled $594,179. This includes costs incurred for legal, financial advisor services received in connection with our debt restructuring efforts, and other costs directly related to our debt restructuring efforts. This compares to reorganization items for the six months ended June 30, 2003, which totaled $7,352,219. The June 30, 2003 total included a $5,000,000 damage claim incurred with the rejection of the Hyatt contract, and it included the write off of Hyatt branded supplies, which can no longer be used in operations.

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

Significant Accounting Policies

     We have not made any changes in our accounting policies during the six months ended June 30, 2004.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Not Applicable.

Item 4.  Controls and Procedures

     An evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     Paul Steelman was the project architect for the Black Hawk Casino by Hyatt project. Paul Steelman claims that it is owed an additional approximately $200,000 for architectural work performed at the project. The Company believes that it does not owe Paul Steelman the $200,000 and further believes that Paul Steelman owes the Company approximately $2,000,000 for Paul Steelman's failure to properly prepare and complete architectural plans and specifications for the project in a timely fashion. Prior to the Chapter 11 filing, the Company and Steelman had entered into a Dispute Resolution Agreement providing for mediation, to be followed by binding arbitration, if necessary. The Company and Steelman filed a stipulated motion lifting the stay from this dispute and allowing its determination by Dispute Resolution Agreement, and an order approving the motion was entered in May 2003. Mediation between the Company and Steelman did not result in a resolution of these claims and a binding arbitration of the claims is scheduled for December 1 through December 9, 2004.

Item 2.  Changes in Securities and Use of Proceeds

     Not Applicable.

Item 3.  Defaults Upon Senior Securities

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 26, 2004, the annual meeting of shareholders of the Company was held at the Mountain High Casino. At the annual meeting the shareholders were submitted two proposals by the Company. The election the following four (4) persons to serve as directors of the company until the next annual meeting of shareholders and thereafter until their successors shall have been elected and qualified: Jerry L. Dauderman, Timothy G. Rose, Irving C. Deal and Garry Saunders and the ratification of the selection of Grant Thornton LLP as the independent public accountants of the company for the fiscal year ending December 31, 2004. Each shareholder share was worth one vote in the election of the proposals.

     The shareholders of the Company voted for the election of Mr. Dauderman, Mr. Rose, Mr. Deal and Mr. Saunders to serve on the Board of Directors for the 2004 fiscal year, with the following breakdown of votes:

         Name                                      For               Against
         ----                                      ---               -------

         Jerry L. Dauderman                      628,673              29,500
         Timothy G. Rose                         628,673              29,500
         Irving C. Deal                          628,673              29,500
         Garry Saunders                          628,673              29,500

     The shareholders of the Company voted 658,173 shares for the ratification of Grant Thornton LLP as the independent public accountants for the year ended December 31, 2004.


Item 5.  Other Information

     Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

2.1      Plan of Reorganization dated August 11, 2004.

2.2 Disclosure Statement to Accompany Plan of Reorganization dated August 11, 2004.

31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1. Certification Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Form 8-K

          May 28, 2004 - Item 5. Other Events. Disclosure of Asset Purchase Agreement, dated May 28, 2004, between Ameristar Casinos, Inc. and Windsor Woodmont Black Hawk Resort Corp.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 16, 2004

                                        WINDSOR WOODMONT BLACK HAWK RESORT CORP.



                                        /s/ Jerry L. Dauderman
                                        ---------------------------------------
                                        Jerry L. Dauderman
                                        Chairman and Chief Executive Officer



                                        /s/ Michael L. Armstrong
                                        ----------------------------------------
                                        Michael L. Armstrong
                                        Executive Vice President
                                        Chief Financial Officer, Treasurer and
                                        Secretary