Form 10-Q
period 2004-09-30
WINDSOR WOODMONT BLACK HAWK RESORT CORP
filed 2004-11-15
CIK 1119040

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       or

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

                                 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 1,000,000 shares common stock outstanding November 12, 2004.

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                                    FORM 10-Q
                                      INDEX

Part I -- FINANCIAL INFORMATION

          Item 1.   Financial Statements
                    Condensed Balance Sheets, September 30, 2004 (unaudited) and December 31, 2003       2
                    Condensed Statements of Operations for the three months and nine months ended
                        September 30, 2004 and 2003 (unaudited)                                          3
                    Condensed Statements of Cash Flows for the three months and nine months ended
                        September 30, 2004 and 2003  (unaudited)                                         4

                    Notes to Condensed Financial Statements                                            5 - 11

          Item 2.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                     12 - 15

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk                           15

          Item 4.   Controls and Procedures                                                              16

Part II - OTHER INFORMATION

          Item 1.   Legal Proceedings                                                                    17

          Item 2.   Changes in Securities and Use of Proceeds                                            17

          Item 3.   Defaults Upon Senior Securities                                                      17

          Item 4.   Submission of Matters to a Vote of Security Holders                                  18

          Item 5.   Other Information                                                                    18

          Item 6.   Exhibits and Reports on Form 8-K                                                     18

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                            CONDENSED BALANCE SHEETS

                                                                           September 30, 2004
                                                                               (Unaudited)     December 31, 2003
                                                                           ------------------  -----------------
ASSETS
CURRENT ASSETS:
Cash                                                                         $   9,789,751       $   8,283,104
Accounts receivable                                                                168,685             144,400
Inventories                                                                        195,385             225,805
Prepaid expenses                                                                 1,617,713           1,819,513
Other current assets                                                                32,952              33,043
                                                                             -------------       -------------
Total current assets                                                            11,804,486          10,505,865
PROPERTY AND EQUIPMENT, NET                                                    106,107,595         112,112,265
OTHER ASSETS:
Base stock inventories/uniforms, net of accumulated amortization                    95,589             103,335
Funds held in escrow and security deposits                                         362,193             374,041
Franchise fees                                                                      40,000              40,000
Deferred financing costs, net                                                       74,230             253,802
                                                                             -------------       -------------
TOTAL ASSETS                                                                 $ 118,484,093       $ 123,389,308
                                                                             =============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:

Post-Petition Liabilities
  Trade accounts payable and accrued expenses                                $   1,830,631       $   3,430,973
  Accrued interest                                                                  85,089              49,882
  Other current liabilities                                                        966,244             901,754
                                                                             -------------       -------------
Total Post-Petition Liabilities                                                  2,881,964           4,382,609
                                                                             -------------       -------------
Pre-Petition Liabilities Subject to Compromise
  Current portion of long-term debt                                            131,041,709         134,405,896
  Trade accounts payable and accrued expenses                                    3,302,429           3,302,429
  Construction accounts payable                                                    800,000           2,200,000
  Accrued interest                                                               8,437,558           8,437,558
  Other current liabilities                                                      1,642,276           1,642,276
                                                                             -------------       -------------
Total Pre-Petition Liabilities                                                 145,223,972         149,988,159
                                                                             -------------       -------------
Total current liabilities                                                      148,105,936         154,370,768
                                                                             -------------       -------------
NON CURRENT LIABILITIES
Long-term debt, less current portion                                                     -                   -
Warrants issued on common stock                                                          -             713,720
                                                                             -------------       -------------
Total non current liabilities                                                            -             713,720
                                                                             -------------       -------------
REDEEMABLE PREFERRED STOCK
Series A - 11% dividend, $100 redemption value, 29,000 shares outstanding        2,900,000           2,900,000
Series B - 7% dividend, $100 redemption value, 30,000 shares outstanding         1,961,906           1,903,055
Accrued dividends on preferred stock                                             2,419,945           2,109,778
                                                                             -------------       -------------
Total redeemable preferred stock                                                 7,281,851           6,912,833
                                                                             -------------       -------------
Commitments and contingencies                                                            -                   -

STOCKHOLDERS' DEFICIT

Common stock, $0.01 par value, 10,000,000 shares authorized,
    1,000,000 shares outstanding                                                    10,000              10,000
Additional paid in capital                                                      12,241,250          12,241,250
Accumulated Deficit                                                            (49,154,944)        (50,859,263)
                                                                             -------------       -------------
Total stockholders' deficit                                                    (36,903,694)        (38,608,013)
                                                                             -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $ 118,484,093       $ 123,389,308
                                                                             =============       =============

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         For the Three Months Ended         For the Nine Months Ended
                                                                September 30,                     September 30,
                                                        -----------------------------     -----------------------------
                                                            2004             2003             2004             2003
                                                        ------------     ------------     ------------     ------------
OPERATING REVENUES:

Casino                                                  $ 15,706,786     $ 14,091,863     $ 44,651,779     $ 40,210,224
Food and beverage                                          1,852,134        1,606,594        4,984,797        4,687,719
Other                                                        232,824          221,337          603,399          697,066
                                                        ------------     ------------     ------------     ------------
                                                          17,791,744       15,919,794       50,239,975       45,595,009
Less: Promotional allowances                              (1,161,139)        (956,691)      (3,095,541)      (2,922,972)
                                                        ------------     ------------     ------------     ------------

Net operating revenues                                    16,630,605       14,963,103       47,144,434       42,672,037
                                                        ------------     ------------     ------------     ------------
OPERATING EXPENSES:

Casino                                                     8,846,309        7,838,155       24,907,914       23,779,876
Food and beverage                                          1,430,048        1,439,981        4,021,856        4,181,274
Other operating expenses                                     195,082          228,960          498,121          808,567
General and administrative                                 2,544,265        2,454,552        7,481,860        7,418,240
Management fees                                                    -                -                -          679,162
Depreciation and amortization                              2,132,991        2,083,055        6,392,811        6,239,703
                                                        ------------     ------------     ------------     ------------

Total operating expenses                                  15,148,695       14,044,703       43,302,562       43,106,822
                                                        ------------     ------------     ------------     ------------

Operating Income (Loss)                                    1,481,910          918,400        3,841,872         (434,785)

OTHER INCOME (EXPENSE):

Interest income                                                   61            2,026              144           21,281
Interest expense                                            (520,440)        (581,033)      (1,638,430)      (1,813,993)
Loss on disposal of assets                                         -                -          (18,322)               -
Change in valuation of warrants                                    -                -          713,720                -
                                                        ------------     ------------     ------------     ------------
Other expense, net                                          (520,379)        (579,007)        (942,888)      (1,792,712)
                                                        ------------     ------------     ------------     ------------
Income (loss) before
  reorganization items and preferred stock dividends         961,531          339,393        2,898,984       (2,227,497)

Reorganization items                                         290,319          734,093          884,498        8,086,312
                                                        ------------     ------------     ------------     ------------
Income (loss) before preferred stock dividends               671,212         (394,700)       2,014,486      (10,313,809)

Preferred stock dividends                                          -          146,261          310,167          433,273
                                                        ------------     ------------     ------------     ------------
Net income (loss) attributable to
    common stock                                        $    671,212     $   (540,961)    $  1,704,319     $(10,747,082)
                                                        ============     ============     ============     ============

Income (Loss) per share

    Basic                                               $       0.67     $      (0.54)    $       1.70     $     (10.75)
    Diluted                                             $       0.67     $      (0.54)    $       1.70     $     (10.75)

Weighted Average Shares

    Basic                                                  1,000,000        1,000,000        1,000,000        1,000,000
    Diluted                                                1,000,000        1,000,000        1,000,000        1,000,000

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       For the Three Months Ended   For the Nine Months Ended
                                                                             September 30,                September 30,
                                                                       --------------------------   --------------------------
                                                                            2004         2003           2004          2003
                                                                       ------------   -----------   -----------   ------------
Cash flows used in operating activities
  Net income (loss) before preferred stock dividends                    $   671,212   $  (394,700)  $ 2,014,486   $(10,313,809)
  Adjustments to reconcile net income (loss) before preferred stock dividends to net cash provided by (used in) operating activities
    Depreciation and amortization expense                                 2,132,991     2,083,055     6,392,811      6,259,020
    Amortization of deferred financing costs                                 60,010        59,401       179,571        177,746
    Amortization of preferred stock discount                                 19,817        19,028        58,851         56,478
    Write-off base stock inventory/uniforms                                       -        33,093             -         33,093
    Change in valuation of warrants                                               -             -      (713,720)             -
    Accrued Hyatt settlement charge                                               -             -             -      5,000,000

  Changes in working capital:

    Accounts receivable                                                     (26,510)       59,643       (24,285)       289,711
    Inventories                                                              26,437        19,570        30,420         85,638
    Prepaid expenses                                                        573,224       451,088       201,800      1,237,551
    Other current assets                                                     (5,585)       (2,163)           91        (11,633)
    Trade accounts payable and accrued expenses                           1,048,178       819,441    (1,600,341)    (1,195,811)
    Accrued interest                                                         42,545    (2,002,632)       35,207     (1,027,280)
    Other current liabilities                                               (94,069)     (316,269)       64,490        531,206
                                                                        -----------   -----------   -----------   ------------
      Net cash provided by operating activities                           4,448,250       828,555     6,639,381      1,121,910
                                                                        -----------   -----------   -----------   ------------
Cash flows from investing activities:

  Decrease (increase) in funds held in escrow                                (2,200)       (2,000)       11,848        (67,541)
  Increase in base stock inventory/uniforms                                       -       (23,292)            -        (23,292)
  Increase in property and equipment                                       (146,451)     (219,097)     (380,395)    (1,025,011)
  Increase in cash - restricted, cost                                             -     2,353,939             -      2,350,616
  Decrease in construction accounts payable                                       -    (2,300,000)   (1,400,000)    (2,300,000)
                                                                        -----------   -----------   -----------   ------------
      Net cash used in investing activities                                (148,651)     (190,450)   (1,768,547)    (1,065,228)
                                                                        -----------   -----------   -----------   ------------
Cash flows from financing activities:

  Payment of notes payable                                               (1,106,684)            -    (3,364,187)      (113,639)
                                                                        -----------   -----------   -----------   ------------
      Net cash used in financing activities                              (1,106,684)            -    (3,364,187)      (113,639)
                                                                        -----------   -----------   -----------   ------------
Net change in cash and cash equivalents                                   3,192,915       638,105     1,506,647        (56,957)
Cash and cash equivalents, beginning of period                            6,596,836     7,325,896     8,283,104      8,020,958
                                                                        -----------   -----------   -----------   ------------
Cash and cash equivalents, end of period                                $ 9,789,751   $ 7,964,001   $ 9,789,751   $  7,964,001
                                                                        ===========   ===========   ===========   ============

Supplemental Schedule of Noncash Financing Activities:
Preferred stock dividends accrued, but not paid                         $         -   $   146,261   $   310,167   $    433,273

Supplemental Cash Flow Information:
Interest Paid                                                           $   393,316   $ 2,500,000   $ 1,346,896   $  2,597,444

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

            Pursuant to the Hyatt Settlement and Release Agreement, Hyatt Gaming holds an allowed unsecured claim in the Chapter 11 Case in the aggregate amount of $18,413,244 (the amount of $18,318,369 set forth in the Hyatt Settlement and Release Agreement plus an additional $94,875 in incentive management fees from the Petition Date through May 13, 2003); provided, however, that in the event that the value of the Company's assets exceed the value of the liens senior to the Second Mortgage Note (including the liens of the Black Hawk B.I.D., PCL Construction Services, Inc., the FF&E Lender and the First Mortgage Noteholders), Hyatt Gaming's claim based on the Second Mortgage Note will be secured to such extent. The unsecured claim is recorded in the financial statements as of September 30, 2004 and December 31, 2003, through a $5,000,000 contract rejection claim in current portion of long-term debt, second mortgage notes of $9,840,233 in current portion of long-term debt, and the balance of the unpaid claims is included in trade accounts payable and accrued expenses.

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

            The Company, the FF&E Lender, and the objecting parties agreed to proceed with the issues raised in connection with the FF&E Stipulation and the objections thereto by way of an adversary proceeding and such matter was converted to an adversary proceeding. Thereafter, the parties reached an agreement whereby the adversary proceeding on the FF&E Stipulation was held in abeyance and the issues relating to the FF&E Stipulation were resolved or reserved for a later date. On June 24, 2003, the Company filed an Amended Stipulation Regarding (1) Allowance and Payment of Secured Claim of David R. Belding; and (2) Mutual Release of Claims Relating to Disputes Over Funds in Wells Fargo Bank Account (the "FF&E Settlement Agreement"), which was approved by the Bankruptcy Court by order entered September 30, 2003. The FF&E Settlement Agreement provides, among other things, that the FF&E Lender will receive payments of up to $500,000 per month during the Chapter 11 Case and will be paid certain amounts on the effective date of a plan of reorganization. After the approval of the FF&E Settlement Agreement, the Company and the FF&E Lender agreed to more favorable treatment to the Company, including a reduction in the required effective date payment to the FF&E Lender and a one-year extension on the repayment of the amounts due to the FF&E Lender, which treatment is reflected in the Plan of Reorganization (as defined below).

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

WARRANTS ISSUED ON COMMON STOCK:

            Warrants issued in connection with the Company's various financing transactions contain a "put option" permitting the warrant holder to redeem the warrant for cash. Due to the cash based put option features of the warrants, the total warrant value has been recorded as a liability in the accompanying condensed balance sheet and recorded at fair value each reporting period. In the second quarter of 2004 the liability for the fair value of the warrants was written down to $0. Non-operating income was recognized for the reduction in fair market value for the quarter ended June 30, 2004 in the amount of $713,720. The fair value was written down to $0 based on management's assessment of the value. Additionally, the warrants are valued at $0 in the Plan of Reorganization. See Note 7 - Plan of Reorganization.

ACCOUNTING POLICIES:

            The financial information at September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003 is unaudited. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that will be achieved for the entire year.

            These financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

            Basic earnings (loss) per share is computed by dividing net income
(loss) applicable to common stock by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options. Stock options and warrants for 768,720 shares of common stock at September 30, 2004 and 2003, were excluded from the diluted earnings (loss) per share calculation because their effects would have been anti-dilutive.

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

3. LONG -TERM DEBT

      Long-term debt consisted of the following at September 30, 2004 and December 31, 2003:

                                                                                     Principal Balance
                                                                            September 30,          December 31,
                                                                           2004 (unaudited)            2003
                                                                           ----------------        ------------
13% First Mortgage Notes, due March 15, 2005                                 $100,000,000          $100,000,000
15.5% Second Mortgage Notes, due March 15, 2010                                 9,840,233             9,840,233
HGMI contract rejection claim, unsecured (note 1)                               5,000,000             5,000,000
FF&E Note, interest at prime + 6.75% (10.75% and 11% at
     September 30, 2004 and December 31, 2003)                                 13,770,343            17,012,798
Black Hawk Business Improvement District Bonds, original amount of $975,000 at 6% interest, due December 1, 2005 + original amount
 of $2,025,000 at 6.75% interest, due December 1, 2011                          2,431,133             2,552,865
                                                                             ------------          ------------
                                                                             $131,041,709          $134,405,896

Less current maturities                                                       131,041,709           134,405,896
                                                                             ------------          ------------
Long-term debt                                                               $         --          $         --
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

4. REORGANIZATION ITEMS

            Reorganization related items of $290,319 and $734,093 were incurred during the three months ended September 30, 2004 and 2003, respectively, and $884,498 and $8,086,312 during the nine months ended September 30, 2004 and 2003, respectively. These include costs incurred for legal, financial advisor services received in connection with our debt restructuring efforts, and other costs directly related to our debt restructuring efforts. The amounts for the nine months ended September 30, 2003 also include the $5 million dollar damage claim incurred with the rejection of the Hyatt contract, costs incurred to re-brand the casino to the Mountain High Casino, and the write off of the cost of Hyatt branded merchandise and operating supplies.

5. COMMITMENTS AND CONTINGENCIES

Gaming Regulation Licensing

            The Company's ability to conduct gaming operations in the State of Colorado is subject to the licensability and qualifications of the Company and its common stockholders. The Colorado Gaming Commission approved the issuance of the appropriate and necessary gaming licenses for operation of the Casino to us and Hyatt Gaming on September 20, 2001. The licenses were physically issued to us immediately prior to opening of our casino on December 20, 2001. Additionally, upon receipt of a gaming license, such licensing and qualifications are reviewed periodically by the gaming authorities in Colorado and there are no guarantees such licenses will be renewed. In September 2004 the Company received the required gaming license renewals, for the licenses which expired September 20, 2004.

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

            Paul Steelman was the project architect for the Black Hawk Casino by Hyatt project. Paul Steelman claims that it is owed an additional approximately $200,000 (plus interest and attorneys' fees, with a total claim estimated to total approximately $400,000 as of September 3, 2004) for architectural work performed at the project. Prior to the Chapter 11 filing, the Company and Steelman had entered into a Dispute Resolution Agreement providing for mediation, to be followed by binding arbitration, if necessary. The Company and Steelman filed a stipulated motion lifting the stay from this dispute and allowing its determination by Dispute Resolution Agreement, and an order approving the motion was entered in May 2003. Mediation between the Company and Steelman did not result in a resolution of these claims and a binding arbitration of the claims was scheduled for December 1-9, 2004. After good faith negotiations, the Company and Steelman have entered into a settlement agreement in November 2004. Under the terms of the settlement agreement, subject to the confirmation of our Plan of Reorganization, as discussed in Note 7 - Plan of Reorganization, Steelman will be paid $300,000 in full and complete satisfaction of the Steelman claim.

NOTE 6. ASSET PURCHASE AGREEMENT

            The Company entered into an Asset Purchase Agreement with Ameristar Casinos, Inc. on May 28, 2004, and amended on August 3, 2004, to sell certain specified assets and liabilities of the Company. The specified assets (the "Acquired Assets") include substantially all of the assets of the Company required to operate the Mountain High Casino. Excluded assets include the corporate charter, cash (except for all casino cash), any shares of capital stock in the Company, the Hyatt and various other claims, and the Company's director and officer insurance policy and all prepaid premiums associated therewith. The liabilities to be assumed include all Casino liabilities existing on the closing date, all liabilities of the Company relating to the Black Hawk Business Improvement District Bonds, certain liabilities for unused vacation, sick pay, holiday pay and paid time off obligations as of the closing date for all employees hired by Ameristar, and all liabilities of the Company under the WARN Act incurred in connection with this agreement (the "Assumed Liabilities"). The terms of the Asset Purchase Agreement with Ameristar Casinos, Inc. is incorporated in the Plan of Reorganization, as discussed in Note 7 - Plan of Reorganization.

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

            Facing opposition to the Original Plan, as amended on November 20, 2003, the Company, in good faith, negotiated with the various creditors with respect to potential alternatives to the Original Plan, including a potential sale of the Company's assets. As a result of extensive negotiations with several potential buyers, the Company accepted the bid received from Ameristar Casinos, Inc. and executed the Asset Purchase Agreement (as described in Note 6) on May 28, 2004, and amended the agreement on August 3, 2004.

            On August 11, 2004, we filed a Plan of Reorganization (the "Plan") and a related disclosure statement (the "Disclosure Statement") with the Bankruptcy Court, and in response to objections received, we filed our First Amended Plan of Reorganization dated September 29, 2004. The Disclosure Statement is filed to provide information of a kind

                    WINDSOR WOODMONT BLACK HAWK RESORT CORP.
                  (DEBTOR-IN-POSSESSION AS OF NOVEMBER 7, 2002)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

and in sufficient detail to enable a typical holder of claims or interests in a class impaired under the Plan to make an informed judgment about the Plan. To approve the form of disclosure statement, the Bankruptcy Court must determine that the Disclosure Statement contains "adequate information" to make an informed judgment in voting to accept or reject the Plan.

            The Bankruptcy Court held a hearing on the adequacy of the First Amended Disclosure Statement on October 5, 2004. At the conclusion of the hearing, the Bankruptcy Court approved the First Amended Disclosure Statement conditioned on the Company making certain changes to the document requested by the Bankruptcy Court. On October 12, 2004, we filed our Second Amended Plan of Reorganization, which incorporated the changes requested by the Bankruptcy Court. On October 12, 2004, the Bankruptcy Court issued an order approving the Second Amended Disclosure Statement and authorized the Company to disseminate the Second Amended Plan and Second Amended Disclosure Statement to creditors and parties in interest and to solicit votes with respect to the Second Amended Plan. Bankruptcy Court approval of the Disclosure Statement does not constitute a determination by the Bankruptcy Court as to the merits of the Plan or an indication that the Bankruptcy Court will confirm the Plan. The Bankruptcy Court further ordered that any objections to the confirmation of the Plan shall be filed on or before November 15, 2004. The Bankruptcy Court further ordered that a hearing for consideration of confirmation of the Plan and any objections to the confirmation of the Plan will be held on December 13, 2004.

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

RESULTS OF OPERATIONS

The following table sets forth certain summarized operating data for the periods indicated.

                                    Three Months Ended September 30,
                                    --------------------------------
                                       2004                2003            Increase (Decrease)
                                    -----------         -----------     ------------------------
Net Operating Revenues              $16,630,605         $14,963,103     $1,667,502         11.1%
Total Operating Expenses             15,148,695          14,044,703      1,103,992          7.9%
                                    -----------         -----------     ----------
Operating Income                      1,481,910             918,400        563,510         61.4%
Add: Depreciation and Amortization    2,132,991           2,083,055         49,936          2.4%
                                    -----------         -----------     ----------
EBITDA*                             $ 3,614,901         $ 3,001,455     $  613,446         20.4%
                                    ===========         ===========     ==========

EBITDA* Margin                             21.7%               20.1%           1.6%
                                    ===========         ===========     ==========

                                     Nine Months Ended September 30,
                                     -------------------------------
                                        2004               2003             Increase (Decrease)
                                     -----------        -----------     --------------------------
Net Operating Revenues               $47,144,434        $42,672,037     $4,472,397           10.5%
Total Operating Expenses              43,302,562         43,106,822        195,740            0.5%
                                     -----------        -----------     ----------
Operating Income (Loss)                3,841,872           (434,785)     4,276,657            n/a
Add: Depreciation and Amortization     6,392,811          6,239,703        153,108            2.5%
                                     -----------        -----------     ----------
EBITDA*                              $10,234,683        $ 5,804,918     $4,429,765           76.3%
                                     ===========        ===========     ==========

EBITDA* Margin                              21.7%              13.6%           8.1%
                                     ===========        ===========     ==========

* Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (EBITDA) is not considered a measure of performance recognized as an accounting principle generally accepted in the United States of America. Management believes that EBITDA is a valuable measure of performance of the Casino's operations. The gaming industry commonly uses EBITDA as a method of arriving at the economic value of a casino's operations. It is also used by lending institutions to gauge operating performance. Management uses EBITDA to compare the relative operating performance of the Casino by eliminating interest income, interest expense, income tax expense, depreciation and amortization expense, and miscellaneous other income (expense) items associated with the varying levels of capital expenditures for infrastructure required to generate revenue, and the often times high cost of acquiring existing operations.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003:

            Total operating revenues for the quarter ended September 30, 2004 was $17,791,744 ($16,630,605 net of promotional allowances). This included $15,706,786 in casino revenue, $1,852,134 in food and beverage revenue, and $232,824 of other revenue. This compares to total operating revenues for the quarter ended September 30, 2003 of $15,919,794 ($14,963,103 net of promotional allowances) and represented an increase of 11.8% of total revenues (11.1% net of promotional allowances). This included $14,091,863 in casino revenue, $1,606,594 in food and beverage revenue, and $221,337 of other revenue.

            Casino operating expenses for the quarter ended September 30, 2004 totaled $8,846,309, including $3,107,542 in state and local gaming taxes and device fees. This compares to casino operating expenses for the quarter ended September 30, 2003 totaling $7,838,155, including $2,782,498 in state and local gaming taxes and device fees. This represents an increase of 12.9% in casino operating expenses. In addition to the increase in state and local gaming taxes and devices fees, the increase is primarily due to increased marketing costs (principally in radio and television advertising and increased cost of promotional prizes, offset by reduced costs in coupon redemptions, newspaper and outdoor billboard advertising costs). Other casino operating expenses consist principally of salaries, wages and benefits, marketing costs, rental expense associated with slot games operated under fee participation agreements, and other operating expenses of the casino.

            Food and beverage expenses for the quarter ended September 30, 2004 totaled $1,430,048, including $988,844 in cost of goods sold. This compares to food and beverage expenses for the quarter ended September 30, 2003 totaling $1,439,981, including $923,435 in cost of goods sold, representing a decrease of 0.7% in food and beverage expenses.

The decrease is primarily due to reduced payroll and benefit costs. Other food and beverage expenses consist principally of salaries, wages and benefits, and other operating expenses of the food and beverage operations.

            Other operating expenses for the quarter ended September 30, 2004 totaled $195,082 versus $228,960 for the quarter ended September 30, 2003, and consist of salaries, wages and benefits, contract entertainment expense, and other operating expenses. This represents a decrease of approximately 14.8% and is primarily due to reduced payroll and benefit costs and reduced expenditures related to gift shop operations and to contract entertainment management.

            General and administrative expenses for the quarter ended September 30, 2004 totaled $2,544,265 versus $2,454,552 for the quarter ended September 30, 2003, and consist of salaries, wages and benefits, utilities, insurance, property taxes, contract services, maintenance and repairs, cleaning supplies, and other operating expenses.

            Depreciation and amortization expense for the quarter ended September 30, 2004 totaled $2,132,991 versus $2,083,055 for the quarter ended September 30, 2003. These expenses relate to property and equipment in service and vary with the addition or replacement of new items of property and equipment.

            Interest expense for the quarter ended September 30, 2004 totaled $520,440, including $60,010 in amortization of debt issuance costs. This compares to interest expense for the quarter ended September 30, 2003, which totaled $581,033, including $59,401 in amortization of debt issuance costs. The net reduction represents a decrease of approximately 10.4% and is a result of principal payments on the FF&E Note and on the Black Hawk Business Improvement District Bonds.

            Reorganization items for the quarter ended September 30, 2004 totaled $290,319. This includes costs incurred for legal, financial advisor services received in connection with our debt restructuring efforts, and other costs directly related to our debt restructuring efforts. This compares to reorganization items for the quarter ended September 30, 2003, which totaled $734,093.

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

Nine months Ended September 30, 2004 Compared to Nine months Ended September 30, 2003:

            Total operating revenues for the nine months ended September 30, 2004 was $50,239,975 ($47,144,434 net of promotional allowances). This included $44,651,779 in casino revenue, $4,984,797 in food and beverage revenue, and $603,399 of other revenue. This compares to total operating revenues for the nine months ended September 30, 2003 of $45,595,009 ($42,672,037 net of promotional allowances) and represented an increase of 10.2% of total revenues (10.5% net of promotional allowances). This included $40,210,224 in casino revenue, $4,687,719 in food and beverage revenue, and $697,066 of other revenue.

            Casino operating expenses for the nine months ended September 30, 2004 totaled $24,907,914, including $8,840,151 in state and local gaming taxes and device fees. This compares to casino operating expenses for the nine months ended September 30, 2003 totaling $23,779,876, including $8,232,929 in state and local gaming taxes and device fees. This represents an increase of 4.7% in casino operating expenses. The increase is primarily due to increased state and local gaming taxes and device fees, offset partially by reduced costs of salaries, wages and benefits. Other casino operating expenses consist principally of salaries, wages and benefits, marketing costs, rental expense associated with slot games operated under fee participation agreements, and other operating expenses of the casino.

            Food and beverage expenses for the nine months ended September 30, 2004 totaled $4,021,856, including $2,686,721 in cost of goods sold. This compares to food and beverage expenses for the nine months ended September 30, 2003 totaling $4,181,274, including $2,536,961 in cost of goods sold, representing a decrease of 3.8% in food and beverage expenses. The decrease is primarily due to reduced payroll and benefit costs, partially offset by the increased cost of goods sold. Other food and beverage expenses consist principally of salaries, wages and benefits, and other operating expenses of the food and beverage operations.

            Other operating expenses for the nine months ended September 30, 2004 totaled $498,121 versus $808,567 for the nine months ended September 30, 2003, and consist of salaries, wages and benefits, contract entertainment expense, and other operating expenses. This represents a decrease of approximately 38.4% and is primarily due to reduced payroll and benefit costs and reduced expenditures related to gift shop operations and to contract entertainment management.

            General and administrative expenses for the nine months ended September 30, 2004 totaled $7,481,860 versus $7,418,240 for the nine months ended September 30, 2003, and consist of salaries, wages and benefits, utilities, insurance, property taxes, contract services, maintenance and repairs, cleaning supplies, and other operating expenses.

            Depreciation and amortization expense for the nine months ended September 30, 2004 totaled $6,392,811 versus $6,239,703 for the nine months ended September 30, 2003. These expenses relate to property and equipment in service and vary with the addition or replacement of new items of property and equipment.

            Interest expense for the nine months ended September 30, 2004 totaled $1,638,430, including $179,571 amortization of debt issuance costs. This compares to interest expense for the nine months ended September 30, 2003, which totaled $1,813,993, including $177,746 in amortization of debt issuance costs. The net reduction represents a decrease of approximately 9.7% and is a result of principal payments on the FF&E Note and on the Black Hawk Business Improvement District Bonds.

            Reorganization items for the nine months ended September 30, 2004 totaled $884,498. This includes costs incurred for legal, financial advisor services received in connection with our debt restructuring efforts, and other costs directly related to our debt restructuring efforts. This compares to reorganization items for the nine months ended September 30, 2003, which totaled $8,086,312. The September 30, 2003 total included a $5,000,000 damage claim incurred with the rejection of the Hyatt contract, and it included the write off of Hyatt branded supplies, which can no longer be used in operations.

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

SIGNIFICANT ACCOUNTING POLICIES

            We have not made any changes in our accounting policies during the nine months ended September 30, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

            Not Applicable.

Item 4. Controls and Procedures

            An evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

            Paul Steelman was the project architect for the Black Hawk Casino by Hyatt project. Paul Steelman claims that it is owed an additional approximately $200,000 (plus interest and attorneys' fees, with a total claim estimated to total approximately $400,000 as of September 3, 2004) for architectural work performed at the project. Prior to the Chapter 11 filing, the Company and Steelman had entered into a Dispute Resolution Agreement providing for mediation, to be followed by binding arbitration, if necessary. The Company and Steelman filed a stipulated motion lifting the stay from this dispute and allowing its determination by Dispute Resolution Agreement, and an order approving the motion was entered in May 2003. Mediation between the Company and Steelman did not result in a resolution of these claims and a binding arbitration of the claims was scheduled for December 1-9, 2004. After good faith negotiations, the Company and Steelman have entered into a settlement agreement in November 2004. Under the terms of the settlement agreement, subject to the confirmation of our Plan of Reorganization, as discussed in Note 7 - Plan of Reorganization, Steelman will be paid $300,000 in full and complete satisfaction of the Steelman claim.

Item 2. Changes in Securities and Use of Proceeds

            Not Applicable.

Item 3. Defaults Upon Senior Securities

            Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

            Not Applicable

Item 5. Other Information

            Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits

            2.1   Plan of Reorganization dated October 12, 2004.

            2.2 Disclosure Statement to Accompany Plan of Reorganization dated October 12, 2004.

            31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

            31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

            32.1. Certification Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)   Form 8-K
                  None

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004

                               WINDSOR WOODMONT BLACK HAWK RESORT CORP.

                               /s/ Jerry L. Dauderman
                               ------------------------------------------------
                               Jerry L. Dauderman, Chairman and
                               Chief Executive Officer

                               /s/ Michael L. Armstrong
                               ------------------------------------------------
                               Michael L. Armstrong, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

                               INDEX TO EXHIBITS

            2.1   Plan of Reorganization dated October 12, 2004.

            2.2 Disclosure Statement to Accompany Plan of Reorganization dated October 12, 2004.

            31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

            31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

            32.1. Certification Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.